Form 10-Q
period 1996-09-30
FAXSAV INC
filed 1996-11-22
CIK 1010677

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                         Commission file number 0-09613

                               FAXSAV INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       11-3025769
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

399 Thornall Street, Edison, New Jersey                                  08837
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code   (908) 906-2000

         Former name, former address and former fiscal year, if changed since last report.

     Indicate by check |x| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes___  No |x|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,770,490 shares of the Company's Common Stock, $.01 par value, were outstanding as of November 6, 1996.

                               FAXSAV INCORPORATED

                      Index to September 30, 1996 Form 10-Q
________________________________________________________________________________
                                                                            Page
                                                                            ----
                         Part I -- Financial Information

Item 1. Financial Statements................................................  3

     Condensed Balance Sheets -- September 30, 1996 and
     December 31, 1995......................................................  3

     Condensed Statements of Operations -- Three and Nine
     Months Ended September 30, 1996 and 1995...............................  4

     Condensed Statements of Cash Flows -- Nine Months Ended
     September 30, 1996 and 1995............................................  5

     Notes to Condensed Financial Statements................................  6

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations...............................  7

                          Part II -- Other Information

Item 1.  Legal Proceedings.................................................. 17

Item 2.  Changes in Securities.............................................. 17

Item 3.  Defaults upon Senior Securities.................................... 17

Item 4.  Submission of Matters to a Vote of Security Holders................ 17

Item 5.  Other Information.................................................. 17

Item 6.  Exhibits and Reports on Form 8-K................................... 17

         Signatures......................................................... 19

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                               FAXSAV INCORPORATED
                            CONDENSED BALANCE SHEETS

                                                                       Pro Forma
                                                                         Note 3
                                                       September 30,  September 30,  December 31,
                                                           1996          1996           1995
                                                       ------------   ------------   ------------
                                                        (Unaudited)    (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ........................  $    827,999                  $    552,370
   Accounts receivable, net .........................     2,429,069                     2,358,052
   Prepaid expenses and other current assets ........       544,896                        67,306
                                                       ------------                  ------------
      Total current assets ..........................     3,801,964                     2,977,728
PROPERTY AND EQUIPMENT, NET .........................     3,360,536                     2,035,779
OTHER ASSETS, NET ...................................       169,264                       118,071
                                                       ------------                  ------------
TOTAL ...............................................  $  7,331,764                  $  5,131,578
                                                       ============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .................................  $  1,058,400                  $    304,407
   Accrued expenses and other liabilities ...........     3,458,192                     2,661,308
   Obligation under capital lease ...................       275,630                       152,593
   Amount outstanding under line of credit ..........       652,111                     1,000,000
                                                       ------------                  ------------
      Total current liabilities .....................     5,444,333                     4,118,308
OBLIGATION UNDER CAPITAL LEASE ......................       467,267                       326,242
AMOUNT OUTSTANDING UNDER LINE OF
   CREDIT ...........................................       304,223
                                                       ------------                  ------------
      Total liabilities .............................     6,215,823                     4,444,550
                                                       ------------                  ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $0.001 par value;
     aggregate liquidation preference of $31,845,128;
     Series A, B, C, D, E and F, 80,200,000 shares
     authorized; 78,783,340 and 58,769,921 shares
     issued as of September 30, 1996 and
     December 31, 1995, respectively; and
     70,127,830 and 58,769,921 shares outstanding
     as of September 30, 1996 and December 31,
     1995, respectively, and none issued and
     outstanding on a pro forma basis ...............        78,783           --           58,770
   Common stock, $0.01 par value; 40,000,000 shares
     authorized; 399,898, 348,742 and 8,191,879
     shares issued as of September 30, 1996,
     December 31, 1995, and pro forma,
     respectively, 378,509, 327,353 and 8,170,490
     shares outstanding as of September 30, 1996,
     December 31, 1995 and pro forma, respectively ..         3,786   $     81,706          3,274
   Additional paid-in capital .......................    24,003,509     23,995,716     18,204,453
   Accumulated deficit ..............................   (22,961,466)   (22,961,466)   (17,579,454)
   Treasury stock, at cost 21,389 common shares as
     of September 30, 1996 and December 31, 1995
     and 8,655,510 preferred shares as of
     September 30, 1996 and no preferred shares on
     a pro forma basis .............................         (8,671)           (15)           (15)
                                                       ------------   ------------   ------------
  Total stockholders' equity ....................         1,115,941   $  1,115,941        687,028
                                                       ------------   ============   ------------
TOTAL ...............................................  $  7,331,764                  $  5,131,578
                                                       ============                  ============

         The accompanying notes are an integral part of these condensed financial statements.

                               FAXSAV INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                               For the Three Months Ended           For the Nine Months Ended
                                                      September 30,                       September 30,
                                             --------------------------------   --------------------------------
                                                 1996               1995             1996                1995
                                             -----------        -----------     ------------         -----------
REVENUES                                     $ 3,769,544        $ 3,300,189     $ 11,214,710         $ 8,317,124

COST OF SERVICE.......................         2,223,875          1,975,325        6,504,356           5,082,206
                                             -----------        -----------     ------------         -----------

GROSS MARGIN..........................         1,545,669          1,324,864        4,710,354           3,234,918
OPERATING EXPENSES:
   Network operations and support.....           545,093            332,487        1,412,872             898,609
   Research and development...........           525,193            249,185        1,306,056             648,471
   Sales and marketing................         1,510,809          1,116,463        4,534,113           3,153,590
   General and administrative.........           576,552            494,064        1,951,864           1,337,466
   Depreciation and amortization......           343,117            190,270          929,964             443,708
   Other..............................              --             (134,375)            --              (340,625)
                                             -----------        -----------     ------------         -----------

OPERATING LOSS........................        (1,955,095)          (923,230)      (5,424,515)         (2,906,301)

OTHER INCOME (EXPENSE):
   Interest income (expense) net......           (20,440)             8,051          (28,375)             80,007
   Other income (expense) net.........            25,597             20,350           70,878              46,002
                                             -----------        -----------     ------------         -----------

NET LOSS..............................     $  (1,949,938)       $  (894,829)     $(5,382,012)       $ (2,780,292)
                                             ===========        ===========     ============         ===========
Net loss per common and equivalent
   share..............................      $      (3.66)       $     (1.81)     $    (10.55)        $     (5.64)
                                             ===========        ===========     ============         ===========
Weighted average common and
   equivalent shares outstanding......           532,196            491,272          509,561             491,272
                                             ===========        ===========     ============         ===========
Unaudited pro forma data:
   Pro forma net loss per common and
      equivalent share................      $       (.23)       $      (.10)     $      (.63)       $       (.30)
                                             ===========        ===========     ============         ===========
   Shares used in computing proforma
      net loss per common and
      equivalent share................         8,323,183          9,243,484        8,514,098           9,243,484
                                             ===========        ===========     ============         ===========

         The accompanying notes are an integral part of these condensed financial statements.

                               FAXSAV INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           For the Nine Months Ended
                                                                  September 30,
                                                          --------------------------
                                                               1996          1995
                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss .............................................  $(5,382,012)  $(2,780,292)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization expense .............      929,964       443,708
      Provision for doubtful accounts ...................      183,300       119,420
      Provision for unrecoverable equipment .............      150,000       149,071
   Changes in assets and liabilities:
      Accounts receivable ...............................     (254,317)   (1,311,628)
      Prepaid expenses and other current assets .........     (477,590)     (107,682)
      Other assets ......................................      (90,425)      (46,379)
      Accounts payable ..................................      753,993      (236,524)
      Accrued expenses and other liabilities ............      688,920       806,846
                                                           -----------   -----------
        Net cash used in operating activities ...........   (3,498,167)   (2,963,460)
                                                           -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment ...................   (1,793,632)     (953,781)
                                                           -----------   -----------
        Net cash used in investing activities ...........   (1,793,632)     (953,781)
                                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments made under capital lease obligation     (157,743)      (57,427)
   Borrowings under line of credit ......................      956,334       400,000
   Repayments under line of credit ......................   (1,000,000)         --
   Proceeds from issuance of preferred stock, net .......    7,932,715     4,151,863
   Treasury stock acquired preferred ....................   (2,163,878)         --
                                                           -----------   -----------

        Net cash provided by financing activities .......    5,567,428     4,494,436
                                                           -----------   -----------

NET INCREASE IN CASH ....................................      275,629       577,195
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........      552,370       311,592
                                                           -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............  $   827,999   $   888,787
                                                           ===========   ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Equipment acquired under capital lease ...............  $   421,805   $    24,925
   Issuance of common stock under option pursuant to
      severance agreement
                                                           $    42,091          --

              The accompanying notes are an integral part of these
                        condensed financial statements.

                               FAXSAV INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

      The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's financial statements included in its Registration Statement on Form S-1 (Registration No. 333-09613) for the year ended December 31, 1995.

      The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month and nine month periods ended September 30, 1996 and 1995. The results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results expected for the full fiscal year.

2. Pro Forma Net Loss Per Common and Equivalent Share

      Pro forma net loss per common and equivalent share is based on the weighted average number of shares outstanding during the periods presented, including the effect of a reverse stock split for common shares of one-for-nine shares completed in October 1996 prior to the effective date of the Company's registration statement on Form S-1 and conversion of all outstanding preferred stock into 7,791,981 shares of common stock (see Note 3). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"), all shares, options and warrants issued during the twelve months immediately preceding the initial public offering were treated as if the had been outstanding for all periods, using the treasury stock method and assuming a per share price of $8.00, the initial public offering price. Common stock equivalents (i.e., convertible preferred stock and certain stock options and warrants) issued in earlier periods have not ben included since the effect would be antidilutive.

3. Capital Stock

      In October 1996, in connection with the initial public offering of securities, the Company filed an amendment to its Fifth Amended and Restated Certificate of Incorporation to effect a one-for-nine reverse stock split at a par value of $0.01 and to change the authorized number of common shares to 40,000,000. All share and per share amounts in the condensed financial statements have been retroactively restated to reflect the reverse stock split.

      The Company also filed immediately prior to the closing of the offering its Sixth Amended and Restated Certificate of Incorporation which changed the authorized number of preferred stock. All outstanding shares of preferred stock were converted at the consent of the holders into an aggregate of 7,791,981 shares of common stock. The effect of this conversion has been presented in the accompanying balance sheets on a pro forma basis as of September 30, 1996.

      The Company completed the initial public offering of its common stock in October 1996 with the sale of 1,600,000 shares for net proceeds of $10,904,000.

4. Contingencies

      The Company is involved in various disputes, claims or legal proceedings and may be included in future actions including infringement on intellectual property rights, related to its normal course of business. In the opinion of management, all such matters are without merit or involve amounts, if disposed of unfavorably, which would not have a material adverse effect on the financial position or results of operations of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      FaxSav Incorporated (the "Company") derives its revenues from the provision of a variety of facsimile services largely to small to medium sized businesses and professionals involved in international commerce. Through the end of 1995, the Company offered its services exclusively to customers located in the United States. In the first quarter of 1996, the Company began to focus on the broader worldwide market for facsimile services through the introduction of client software to enable faxing from the computer desktop using the Internet as the means to access the FaxSav network. The Company's network in the United States includes interconnection with the existing worldwide telephony network, enabling delivery of facsimile transmissions to virtually any domestic or international destination. The Company plans to continue to install Internet nodes in key international telecommunications markets to enable the Company ultimately to route a majority of its customers' traffic through the Internet. The Company's revenue and expense levels have continued to increase, particularly in 1995 and through the nine months ended September 30, 1996, as the Company's customer base has expanded and the Company has invested in the design, development and marketing of its newer services, including faxSAV EZ-List, a fax-to-fax broadcast service, and the faxSAV for Internet suite of services.

      This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Stockholders are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this report, including the matters set forth under the caption "Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities," which could cause actual results to differ materially from those indicated by such forward-looking statements.

Results of Operations

      The following table presents unaudited financial information expressed as a percentage of total revenues for the periods indicated. The Company believes that this information has been presented on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation for the periods presented.

                                   Three Months Ended Nine Months Ended
                                      September 30,     September 30,
                                   -----------------  -----------------
                                      1996     1995     1996     1995
                                     -----    -----    -----    -----
Percentages of Revenues:
Revenues ........................    100.0%   100.0%   100.0%   100.0%
Cost of service .................     59.0     59.9     58.0     61.1
                                     -----    -----    -----    -----
Gross margin ....................     41.0     40.1     42.0     38.9
                                     -----    -----    -----    -----
Operating expenses:
   Network operations and support     14.5     10.1     12.6     10.8
   Research and development .....     14.0      7.6     11.7      7.8
   Sales and marketing ..........     40.1     33.8     40.4     37.9
   General and administrative ...     15.3     15.0     17.4     16.1
   Depreciation and amortization       9.1      5.8      8.3      5.3
   Other ........................     --       (4.1)    --       (4.1)
                                     -----    -----    -----    -----
      Total operating expenses ..     92.9     68.1     90.4     73.8
                                     -----    -----    -----    -----
Operating loss ..................    (51.9)   (28.0)   (48.4)   (34.9)
Interest income (expense), net ..      (.5)      .2      (.2)     1.0
Other income (expense), net .....       .7       .6       .6       .5
Loss before income taxes ........    (51.7)   (27.1)   (48.0)   (33.4)
Provision for income taxes ......     --       --       --       --
                                     -----    -----    -----    -----
Net loss ........................    (51.7)%  (27.1)%  (48.0)%  (33.4)%
                                     =====    =====    =====    =====

Three Months Ended September 30, 1996 and 1995

      Revenues. Revenues, which consist primarily of customer usage charges, grew 14.2% to $3.8 million in the three months ended September 30, 1996 from $3.3 million in the three months ended September 30, 1995 primarily as a result of the continued expansion of the Company's customer base and, to a lesser extent, commercial introduction of the Company's faxSAV EZ-List broadcast service and faxSAV for Internet suite of services in 1996.

      Cost of service. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual facsimile volume. Cost of service increased as a result of the increase in facsimile volume for the period but decreased as a percentage of revenues in the three months ended September 30, 1996 to 59.0% from 59.9% in the three months ended September 30, 1995. The Company's costs for international termination charges in the 1996 period were lower as a percentage of revenue as a result of the Company's volume commitment to its major telephony common carrier.

      Network operations and support. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $.5 million in the three months ended September 30, 1996 from $.3 million in the three months ended September 30, 1995 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base. These costs increased as a percentage of revenues to 14.5% in the three months ended September 30, 1996 from 10.1% in the same period in 1995.

      Research and development. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel. Research and development expenses increased by 110.8% in the three months ended September 30, 1996 in comparison to the three months ended September 30, 1995 due to the continuing development efforts for enhancements to the Company's Internet desktop-to-fax services both in client software and network enhancements and the continuing development of the Company's faxSAV EZ-List broadcast service. As a percentage of revenues, these expenses increased to 14.0% in the three months ended September 30, 1996 from 7.6% in the three months ended September 30, 1995.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, third-party telemarketing charges and agent and dealer commissions. Sales and marketing expenses increased to $1.5 million for the three months ended September 30, 1996 in comparison to $1.1 million in the three months ended September 30, 1995. As a percentage of revenues, these costs were 40.1% and 33.8% for the 1996 and 1995 periods, respectively. During 1996, the Company initiated a program of presenting its faxSAV for Internet suite of services at trade shows in the United States and in foreign countries where it plans to deploy Internet fax nodes. The Company also initiated an advertising and promotion campaign to promote its new services and expanded its sales and marketing staff.

      General and administrative. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses increased to $.6 million and 15.3% of revenues in the three months ended September 30, 1996 from $.5 million and 15.0% of revenues in the three months ended September 30, 1995. The increase in total general and administrative expenses results from personnel increases to support the increased customer base and expenses incurred for management information system improvements.

      Depreciation and amortization. Depreciation and amortization amounted to $.3 million in the three months ended September 30, 1996 in comparison to $.2 million in the three months ended September 30, 1995, primarily reflecting depreciation of the Company's increased investment in faxSAV Connectors installed at customer premises to allow access to the FaxSav network.

      Other. Other operating income of $.1 million for the three months ended September 30, 1995 represents service fees received under a Service Agreement with Telstra Corporation Limited ("Telstra") which offset various operating expenses incurred in support of the development of Telstra's "WorldFax" service in the U.S. The Agreement expired in 1995.

      Provision for income taxes. The Company had losses for income tax purposes for the three months ended September 30, 1996 and 1995. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by an expected increase in valuation allowance for deferred tax assets.

Nine Months Ended September 30, 1996 and 1995

      Revenues. Revenues grew 34.8% to $11.2 million in the nine months ended September 30, 1996 from $8.3 million in the nine months ended September 30, 1995 primarily as a result of the continued expansion of the Company's customer base and, to a lesser extent, commercial introduction of the Company's faxSAV EZ-List broadcast service and faxSAV for Internet suite of services in 1996.

      Cost of service. Cost of service increased as a result of the increase in facsimile volume for the period but decreased as a percentage of revenues in the nine months ended September 30, 1996 to 58.0% from 61.1% in the nine months ended September 30, 1995. The Company's costs for international termination charges in the 1996 period were lower as a percentage of revenue as a result of the Company's volume commitment to its major telephony common carrier.

      Network operations and support. Network operations and support costs increased to $1.4 million in the nine months ended September 30, 1996 from $0.9 million in the nine months ended September 30, 1995 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base. These costs increased as a percentage of revenues to 12.6% in the nine months ended September 30, 1996 from 10.8% in the same period in 1995.

      Research and development. Research and development expenses increased by 101.4% in the nine months ended September 30, 1996 in comparison to the nine months ended September 30, 1995 due to the continuing development efforts for enhancements to the Company's Internet desktop-to-fax services both in client software and network enhancements and the continuing development of the Company's faxSAV EZ-List broadcast service. As a percentage of revenues, these expenses increased to 11.7% in the nine months ended September 30, 1996 from 7.8% in the nine months ended September 30, 1995.

      Sales and marketing. Sales and marketing expenses increased to $4.5 million for the nine months ended September 30, 1996 in comparison to $3.2 million in the nine months ended September 30, 1995. As a percentage of revenues, these costs were 40.4% and 37.9% in the 1996 and 1995 periods, respectively. During 1996, the Company initiated a program of presenting its faxSAV for Internet suite of services at trade shows in the United States and in foreign countries where it plans to deploy Internet fax nodes. The Company also initiated an advertising and promotion campaign to promote its new services and expanded its sales and marketing staff.

      General and administrative. General and administrative expenses increased to $2.0 million and 17.4% of revenues in the nine months ended September 30, 1996 from $1.3 million and 16.1% of revenues in the nine months ended September 30, 1995. The increase in total general and administrative expenses and the increase of these expenses as a percentage of revenues result from personnel increases to support the increased customer base, expenses incurred for management information system improvements and management recruiting fees.

      Depreciation and amortization. Depreciation and amortization amounted to $0.9 million in the nine months ended September 30, 1996 in comparison to $0.4 million in the nine months ended September 30, 1995, primarily reflecting depreciation of the Company's increased investment in faxSAV Connectors installed at customer premises to allow access to the FaxSav network.

      Other. Other operating income of $0.3 million for the nine months ended September 30, 1995 represents service fees received under a Service Agreement with Telstra which offset various operating expenses incurred in support of the development of Telstra's "WorldFax" service in the U.S. The Agreement expired in 1995.

      Provision for income taxes. The Company had losses for income tax purposes for the nine months ended September 30, 1995 and 1996. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by an expected increase in valuation allowance for deferred tax assets.

Liquidity and Capital Resources

      The Company has financed its cash requirements for operations and investments in equipment primarily through private sales of equity securities, bank borrowings and capital lease financing. Cash flows from the sales of equity securities amounted to $7.9 million in the nine months ended September 30, 1996, net of issuance costs, $2.2 million of which were used to repurchase shares of the Company's Series D Preferred Stock from a major stockholder pursuant to a pre-existing option. Cash flows from the sales of equity securities net of issuance costs amounted to $4.2 million for the comparable period in 1995. Cash flows associated with bank borrowings included 1.0 million in borrowing and 1.0 million in repayments for the nine months ended September 30, 1996 and net borrowings of $0.4 million for the comparable period in 1995.

      As a result of operating losses, cash used in operating activities amounted to $3.5 million in the nine months ended September 30, 1996 as compared to $3.0 million for the comparable period in 1995. Cash used in investing activities, largely consisting of the purchase of equipment, amounted to $1.8 million in the nine months ended September 30, 1996 and $1.0 million for the comparable period in 1995. The equipment primarily consisted of faxSAV Connectors purchased by the Company for installation at customer locations. In addition, network and computer equipment, amounting to $0.4 million in 1996, was financed under capital leases.

      The Company's principal sources of liquidity at September 30, 1996 included cash and cash equivalents of $.8 million and available lease financing of $.3 million. There were no available borrowings under the Company's Credit Facility (as amended to date, the "Credit Facility") with Silicon Valley Bank as the total outstanding indebtedness at September 30, 1996 was at the Credit Facility borrowing limit of $1.0 million. The Company completed its initial public offering in October 1996. The net proceeds to the Company, after deducting underwriting discounts and estimated offering expenses were $10,904,000. From the proceeds, the Company repaid $.5 million in principal and accrued interest on the outstanding working capital line of the Credit Facility. Upon such repayment, the Credit Facility was further amended to terminate the working capital line of credit portion of the Credit Facility and to delete certain covenants.

      The Company currently believes that the net proceeds from its initial public offering, together with its current cash and cash equivalents and available bank and lease financing facilities, will be sufficient to meet its anticipated cash needs for working capital and capital expenditure requirements through at least the end of 1997. Thereafter, if the Company does not begin to generate positive cash flows from operations in amounts that are sufficient to satisfy the Company's liquidity requirements, it will be necessary for the Company to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities.

      History of Operating Losses; Accumulated Deficit. From its inception in 1989 through the nine-month period ended September 30, 1996, the Company has experienced significant operating losses.

The Company incurred operating losses of $3.3 million, $3.6 million and $4.1 million during the years ended December 31, 1993, 1994 and 1995, respectively, and $5.4 million during the nine months ended September 30, 1996. The Company currently anticipates incurring further operating losses as it attempts to expand its business and there can be no assurance that its future operations will generate positive operating income. As of September 30, 1996, the Company had an accumulated deficit of $23.0 million.

      The Company has generated net operating loss ("NOL") carryforwards for income tax purposes of approximately $16.1 million through December 31, 1995. These NOL carryforwards have been recorded as a deferred tax asset of approximately $5.2 million. Based upon the Company's history of operating losses and presently known factors, management has determined that it is more likely than not that the Company will be unable to generate sufficient taxable income prior to the expiration of these NOL carryforwards and has accordingly reduced its deferred tax assets to zero with a full valuation allowance. See -- Liquidity and Capital Resources."

      Quarterly Fluctuations; Possible Volatility of Stock Price. The Company may in the future experience significant quarter to quarter fluctuations in its results of operations, which may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for the Company's services, the introduction of new services and service enhancements by the Company or its competitors, market acceptance of new services, the mix of revenues between Internet-based versus telephony-based deliveries, the timing of significant marketing programs, the number and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions. The Company's revenues are difficult to forecast. Shortfalls in revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed, and planned expenditures, such as the anticipated expansion of the Company's Internet infrastructure, are based primarily on sales forecasts. In addition, the stock market in general has experienced extreme price and volume fluctuations, as evidenced by the fluctuations in the Nasdaq National Market in July 1996, which have affected the market price of securities of many companies in the telecommunications and technology industries and which have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the market price of the Company's Common Stock. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter. Due to the foregoing factors, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event would have a material adverse effect on the price of the Company's Common Stock.

      Dependence on Network Infrastructure; No Assurance of Successful Internet-Capable Node Deployment. The Company's future success will depend in part upon the capacity, reliability and security of its network infrastructure and in particular upon its ability to successfully deploy an international network of Internet-capable facsimile nodes. The Company must continue to expand and adapt its network infrastructure as the number of customers and the volume of traffic they wish to transmit increases. The expansion and adaptation of the Company's network infrastructure will require substantial financial, operational and management resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet any additional demand on a timely basis, at a commercially reasonable cost, or at all. In addition, the Company anticipates that implementation of its price leadership strategy generally will cause its overall gross profit margin to be reduced until a sufficient number of key international telecommunications markets are serviced by its Internet-capable facsimile nodes. There can be no assurance that the Company will be able to deploy the contemplated Internet-capable facsimile node expansion on a timely basis, at a commercially reasonable cost, or at all. Any failure of the Company to expand its network infrastructure on a timely basis, to adapt it to changing customer requirements or evolving industry standards or to deploy the contemplated Internet-capable facsimile node infrastructure on a timely basis, or at all, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to satisfy the regulatory requirements in each of the countries currently targeted for node deployment, which may prevent the Company from installing Internet-capable facsimile nodes in such countries and may have a material adverse effect on the Company's business, operating results and financial condition.

      Dependence on the Internet as a Facsimile Transmission Medium. The Company believes that its future success will depend in part upon its ability to significantly expand its base of Internet-capable nodes and route more of its customers' traffic through the Internet. The Company's success is therefore largely dependent upon the viability of the Internet as a medium for the transmission of documents. To date, the Company has transmitted a limited amount of customer traffic over the Internet, and there can be no assurance that the Internet will prove to be a viable communications medium, that document transmission over the Internet will be reliable or that Internet capacity constraints will not develop which inhibit efficient document transmission. The Company accesses the Internet from its Internet-capable nodes by dedicated connection to third party internet service providers. The Company pays fixed monthly fees for such Internet access, regardless of the Company's usage or the volume of its customers' traffic. There can be no assurance that the current pricing structure for access to and use of the Internet will not change unfavorably. If the Internet proves to be an impractical or unreliable medium for document transmissions, if material capacity constraints develop on the Internet or the current Internet pricing structure changes unfavorably, the Company's business, financial condition and results of operations would be materially and adversely affected.

      No Assurance of Market Acceptance. The Company's ability to route existing customers' traffic through the Internet and to sell its faxSAV PLUS service to new customers may be inhibited by, among other factors, the reluctance of some customers to switch from real-time fax delivery to "virtual real-time" delivery and by widespread concerns over the adequacy of security in the exchange of information over the Internet. The Company currently relies on encryption technology to enable the secure transfer of customer documents over the Internet. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the encryption technology or other algorithms used by the Company to protect customer data. If the Company's existing and potential customers do not accept "virtual real-time" delivery through the Internet as a means of sending and receiving documents via fax, or if any compromise of the Company's security were to occur, the Company's business, financial condition and results of operations would be materially and adversely affected.

      Intense Competition. The market for facsimile transmission services is intensely competitive and there are limited barriers to entry. The Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully will depend upon a number of factors, including market presence; the capacity, reliability and security of its network infrastructure; the pricing policies of its competitors and suppliers; the timing of introductions of new services and service enhancements by the Company and its competitors; and industry and general economic trends.

      The Company's current and prospective competitors generally fall into the following groups: (i) telecommunication companies, such as AT&T Corp. ("AT&T"), MCI Communications Corp., Inc. ("MCI"), Sprint Corp. ("Sprint"), LDDS WorldCom Inc. ("LDDS WorldCom") and the regional Bell operating companies; (ii) telecommunications resellers, such as Frontier Corporation, Biztel Corporation and Eastern Telecom Corporation; (iii) Internet service providers, such as Uunet Technologies, Inc. and NETCOM On-Line Communications Services, Inc., (iv) on-line services providers, such as America Online, Inc. and CompuServe Incorporated and (v) direct fax delivery competitors, including Xpedite Systems, Inc. and Fax International, Inc. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can the Company. Further, the foundation of the Company's telephony network infrastructure consists of the right to use the telecommunications lines of several of the above-mentioned long distance carriers, including LDDS WorldCom and MCI. There can be no assurance that these companies will not discontinue or otherwise alter their relationships with the Company in a manner that would have a material adverse effect upon the

Company's business, financial condition and results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of the Company's larger potential customers may seek to internally fulfill their fax communication needs through the deployment of their own computerized fax communications systems or network infrastructures for intra-company faxing.

      Increased competition is likely to result in price reductions and could result in reduced gross margins and erosion of the Company's market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

      No Assurance of Successful Management of Growth. The Company has rapidly and significantly expanded its operations and anticipates that significant expansion will continue to be required in order to address potential market opportunities. The Company anticipates significantly increasing the size of its sales and marketing efforts following the completion of this offering, and the Company also will be required to increase its customer support staff. There can be no assurance that such expansion will be successfully completed or that it will generate sufficient revenues to cover the Company's expenses. The inability of the Company to promptly address and respond to these circumstances could have a material adverse effect on the Company's business, financial condition and results of operations.

      Rapid Industry Change. The telecommunications industry in general, and the facsimile transmission business in particular, are characterized by rapid and continuous technological change. Future technological advances in the telecommunications industry may result in the availability of new services or products that could compete with the facsimile transmission services provided by the Company or reduce the cost of existing products or services, any of which could enable the Company's existing or potential customers to fulfill their fax communications needs more cost efficiently. There can be no assurance that the Company will be successful in developing and introducing new services that meet changing customer needs and respond to technological changes or evolving industry standards in a timely manner, if at all, or that services or technologies developed by others will not render the Company's services noncompetitive. The inability of the Company to respond to changing market conditions, technological developments, evolving industry standards or changing customer requirements, or the development of competing technology or products that render the Company's services noncompetitive would have a material adverse effect on the Company's business, financial condition and results of operations.

      Risk of System Failure; Security Risks. The Company's operations are dependent on its ability to protect its network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond the Company's control. Most of the Company's current computer hardware and switching equipment, including its processing equipment, is currently located at two sites. There can be no assurance that the Company's existing and planned precautions of backup systems, regular data backups and other procedures will be adequate to prevent significant damage, system failure or data loss. Despite the implementation of security measures, the Company's infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems caused by its customers or other Internet users. Persistent problems continue to affect public and private data networks, including computer break-ins and the misappropriation of confidential information. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the individuals, businesses and financial institutions utilizing the Company's services, which may result in significant liability to the Company and also may deter potential customers from using the Company's services. Any damage, failure or security breach that causes interruptions or data loss in the Company's operations or in the computer systems of its customers could have a material adverse effect on the Company's business, financial condition and results of operations.

      Dependence upon Suppliers; Sole and Limited Sources of Supply. The Company relies on third parties to supply key components of its network infrastructure, including long distance telecommunications services and telecommunications node equipment, many of which are available only from sole or limited sources. LDDS WorldCom, MCI and Telstra are the primary providers of long distance telecommunications services to the Company. The Company has from time-to-time experienced partial interruptions of service from its telecommunications carriers which have temporarily prevented customers in limited geographical areas from reaching the FaxSav network. There can be no assurance that the Company will not experience partial or complete service interruptions in the future. The fixed term of the Company's contract with LDDS WorldCom expires on October 31, 1996, after which date the contract will continue on a month-to-month basis until renegotiated by the parties or terminated by either party. There can be no assurance that LDDS WorldCom and the Company's other telecommunications providers will continue to provide long distance services to the Company at attractive rates, or at all, or that the Company will be able to obtain such services in the future from these or other long distance providers on the scale and within the time frames required by the Company. Any failure to obtain such services on a timely basis at an affordable cost, or any significant delays or interruptions of service from such carriers, would have a material adverse effect on the Company's business, financial condition and results of operations.

      All of the faxboards used in the Company's telecommunications nodes are supplied by Brooktrout Technology, Inc. ("Brooktrout"). The Company purchases Brooktrout faxboards on a non-exclusive basis pursuant to purchase orders placed from time-to-time, carries a limited inventory of faxboards and has no guaranteed supply arrangement with Brooktrout. In addition to faxboards, many of the routers, switches and other hardware components used in the Company's network infrastructure are supplied by sole or limited sources on a non-exclusive, purchase order basis. There can be no assurance that Brooktrout or the Company's other suppliers will not enter into exclusive arrangements with the Company's competitors, or cease selling these components to the Company at commercially reasonable prices, or at all. The anticipated expansion of the Company's network infrastructure is expected to place a significant demand on the Company's suppliers, some of which have limited resources and production capacity. In addition, certain of the Company's suppliers, in turn, rely on sole or limited sources of supply for components included in their products. Failure of the Company's suppliers to adjust to meet such increasing demand may prevent them from continuing to supply components and products in the quantities and quality and at the times required by the Company, or at all. The Company's inability to obtain sufficient quantities of sole or limited source components or to develop alternative sources if required could result in delays and increased costs in the expansion of the Company's network infrastructure or in the inability of the Company to properly maintain the existing network infrastructure, which would have a material adverse effect on the Company's business, financial condition and results of operations.

      Limited Protection of Intellectual Property Rights; Risk of Third Party Claims of Infringement. The Company's success is dependent upon its proprietary technology. The Company relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has patent applications pending for its faxSAV Connector and for its "e-mail Stamps" security technology incorporated into its faxMailer service. There can be no assurance that patents will issue from such applications or that present or future patents will provide sufficient protection to the Company's present or future technologies, services and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's know-how. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

      The Company is not aware that any of its services, trademarks or other proprietary rights infringe upon valid proprietary rights of third parties. However, the Company received a letter in the third quarter of 1995 stating that the Company's faxSAV Connector may be utilizing a call diversion methodology patented by such correspondent. To the Company's knowledge, such third party has not initiated a suit, action, proceeding or investigation relating to any alleged infringement by the Company of such patent. In addition, the Company is aware that another third party has recently brought patent infringement actions against several facsimile service providers. There can be no assurance that these or other third parties will not assert infringement claims against the Company in the future. Patents have been granted recently on fundamental technologies in the communications and desktop software areas, and patents may issue which relate to fundamental technologies incorporated in the Company's services. As patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to the Company's services. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims that the Company has infringed upon the proprietary rights of others, which costs and diversion could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to license and sell its services in the United States or abroad. Any such judgment could have a material adverse effect on the Company's business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on terms acceptable to the Company, or at all. The failure to obtain any necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.

      Risk of Software Defects or Development Delays. Software-based services and equipment, such as the Company's faxSAV for Internet suite of services and the faxSAV Connector, may contain undetected errors or failures when introduced or when new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in such software or other releases after commencement of commercial shipments, or that the Company will not experience development delays, resulting in delays in the shipment of software and a loss of or delay in market acceptance, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Dependence on Key Personnel. The Company's future performance depends in significant part upon the continued service of its key technical, sales and senior management personnel, none of whom is bound by an employment agreement. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key technical, sales and managerial employees or that it can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

      Risks Related to Potential Acquisitions. The Company may in the future pursue acquisitions of complementary services or product lines, technologies or businesses, although the Company has no present understandings, commitments or agreements with respect to any such acquisitions. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. In the event that any such acquisition were to occur, there can be no assurance that the Company's business, financial condition and results of operations would not be materially adversely affected.

      Reliance on International Strategic Alliances. The Company intends to establish and build an international customer base by forming strategic sales and marketing alliances with foreign Internet service providers, telecommunications companies and resellers. There can be no assurance that the Company will be able to form or, if formed, maintain such strategic alliances. The Company's success in developing an international customer base depends not only on the formation of such alliances but also on the success of these partners and their ability to market the Company's services. The failure to form and maintain such strategic alliances or the failure of these partners to successfully develop and sustain a market for the Company's service will have a material adverse effect on the Company's ability to establish and build an international customer base, which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Government Regulation. The Company is subject to regulation by the Federal Communications Commission (the "FCC"), by various state public service and public utility commissions and by various international regulatory authorities.

      FaxSav is licensed by the FCC as an authorized telecommunications company and is classified as a "non-dominant interexchange carrier." Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges or practices of non-dominant carriers. Nevertheless, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulatory requirements on the Company and to change its regulatory classification. There can be no assurance that the FCC will not change the Company's regulatory classification or otherwise subject the Company to more burdensome regulatory requirements.

      In connection with the anticipated deployment of Internet-capable nodes in countries throughout the world, the Company will be required to satisfy a variety of foreign regulatory requirements. The Company intends to explore and seek to comply with these requirements on a country-by-country basis as the deployment of Internet-capable facsimile nodes continues. There can be no assurance that the Company will be able to satisfy the regulatory requirements in each of the countries currently targeted for node deployment, and the failure to satisfy such requirements may prevent the Company from installing Internet-capable facsimile nodes in such countries. The failure to deploy a number of such nodes could have a material adverse effect on the Company's business, operating results and financial condition.

      The Company's nodes and its faxLauncher service utilize encryption technology in connection with the routing of customer documents through the Internet. The export of such encryption technology is regulated by the United States government. The Company is seeking authority for the export of such encryption technology and anticipates that authority will be granted to export such technology worldwide, other than to Cuba, Iran, Libya, North Korea, Sudan and Syria. Nevertheless, there can be no assurance that such authority will be granted or, if granted, that it will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute its services outside of the United States or electronically. While the Company takes precautions against unlawful exportation of its software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of its services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of the Company's services, or new legislation or regulation could have a material adverse effect on the Company's business, financial condition and results of operations.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        On October 7, 1996, the Company effected a one-for-nine reverse stock split of the Common Stock and changed the number of authorized shares of Common Stock. On October 17, 1996, upon consummation of its initial public offering, all outstanding shares of all series of the Company's Preferred Stock were converted into an aggregate of 7,791,981 shares of Common Stock and the Company filed its Sixth Amended and Restated Certificate of Incorporation, which among other things changed the number of authorized shares of Preferred Stock.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        On October 17, 1996, the Company consummated its initial public offering of 1,600,000 shares of its Common Stock at a price to the public of $8.00 per share. All of the shares were sold by the Company.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

Exhibit No.
-----------

3.1 Registrant's Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-09613 ("Registrant's Registration Statement")).

3.2 By-laws of the Registrant (incorporated by reference to exhibit 3.4 and 3.5 to the Registrant's Registration Statement).

4.1   Specimen Common Stock Certificate (incorporated by reference to exhibit
      4.1 to the Registrant's Registration Statement).

4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1 Fifth Amended and Restated Investor Rights Agreement (incorporated by reference to exhibit 10.1 to the Registrant's Registration Statement).

10.2 Amendment and waiver to Fifth Amended and Restated Investor Rights Agreement (incorporated by reference to exhibit 10.2 to the Registrant's Registration Statement).

10.3 1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the Registrant's Registration Statement).

10.4 1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).

10.5  Form of Officer Severance Agreement (incorporated by reference to exhibit
      10.5 to the Registrant's Registration Statement).

10.6  Form of Director Severance Agreement (incorporated by reference to exhibit
      10.6 to the Registrant's Registration Statement).

10.7 Telstra Severance Agreement (incorporated by reference to exhibit 10.7 to the Registrant's Registration Statement).

10.8* Telecommunications Services Agreement, between Wiltel, Inc. and the
      Registrant, dated April 4, 1994 (incorporated by reference to exhibit 10.8 to the Registrant's Registration Statement).

10.9* Agreement between MCI Telecommunications Corporation and the Registrant, effective March 1, 1996 (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement).

10.10 Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited Partnership, Thornall Associates and the Registrant, as extended and amended to date (incorporated by reference to exhibit 10.10 to the Registrant's Registration Statement).

10.11 Credit Agreement, dated July 7, 1995, between the Company and Silicon Valley Bank, as amended to date (incorporated by reference to exhibit
      10.11 to the Registrant's Registration Statement).

10.12 Letter Agreement, dated November 1, 1994 between Telstra Incorporated and the Registrant (incorporated by reference to exhibit 10.12 to the Registrant's Registration Statement).

10.13 Form of Series C Warrant (incorporated by reference to exhibit 10.13 to the Registrant's Registration Statement).

10.14 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated May 30, 1991 (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement).

10.15 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated September 16, 1992 (incorporated by reference to exhibit 10.15 to the Registrant's Registration Statement).

10.16 Series D Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated October 28, 1993 (incorporated by reference to exhibit 10.16 to the Registrant's Registration Statement).

10.17 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated February 15, 1993 (incorporated by reference to exhibit 10.17 to the Registrant's Registration Statement).

10.18 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated May 5, 1994 (incorporated by reference to exhibit 10.18 to the Registrant's Registration Statement).

10.19 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated April 6, 1992 (incorporated by reference to exhibit 10.19 to the Registrant's Registration Statement).

10.20 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated July 7, 1995 (incorporated by reference to exhibit 10.20 to the Registrant's Registration Statement).

11.   Statement Re: Computation of Earnings per Share.

27.   Financial Data Schedule.

----------
* Confidential treatment granted

      (b) Reports on Form 8-K
          No reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FAXSAV INCORPORATED
                                                (Registrant)


Date: November 21, 1996                     /s/ Thomas F. Murawski
                                            -----------------------
                                            Thomas F. Murawski
                                            Chief Executive Officer, President
                                             and Chairman of the
                                            Board of Directors


Date: November 21, 1996                     /s/ Peter S. Macaluso
                                            -----------------------
                                            Peter S. Macaluso
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer),
                                            Treasurer and Secretary

                               FAXSAV INCORPORATED

                                  Exhibit Index

Exhibit No.

3.1 Registrant's Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-09613 ("Registrant's Registration Statement")).

3.2 By-laws of the Registrant (incorporated by reference to exhibit 3.4 and 3.5 to the Registrant's Registration Statement).

4.1   Specimen Common Stock Certificate (incorporated by reference to exhibit
      4.1 to the Registrant's Registration Statement).

4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1 Fifth Amended and Restated Investor Rights Agreement (incorporated by reference to exhibit 10.1 to the Registrant's Registration Statement).

10.2 Amendment and waiver to Fifth Amended and Restated Investor Rights Agreement (incorporated by reference to exhibit 10.2 to the Registrant's Registration Statement).

10.3 1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the Registrant's Registration Statement).

10.4 1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).

10.5  Form of Officer Severance Agreement (incorporated by reference to exhibit
      10.5 to the Registrant's Registration Statement).

10.6  Form of Director Severance Agreement (incorporated by reference to exhibit
      10.6 to the Registrant's Registration Statement).

10.7 Telstra Severance Agreement (incorporated by reference to exhibit 10.7 to the Registrant's Registration Statement).

10.8* Telecommunications Services Agreement, between Wiltel, Inc. and the
      Registrant, dated April 4, 1994 (incorporated by reference to exhibit 10.8 to the Registrant's Registration Statement).

10.9* Agreement between MCI Telecommunications Corporation and the Registrant, effective March 1, 1996 (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement).

10.10 Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited Partnership, Thornall Associates and the Registrant, as extended and amended to date (incorporated by reference to exhibit 10.10 to the Registrant's Registration Statement).

10.11 Credit Agreement, dated July 7, 1995, between the Company and Silicon Valley Bank, as amended to date (incorporated by reference to exhibit
      10.11 to the Registrant's Registration Statement).

10.12 Letter Agreement, dated November 1, 1994 between Telstra Incorporated and the Registrant (incorporated by reference to exhibit 10.12 to the Registrant's Registration Statement).

10.13 Form of Series C Warrant (incorporated by reference to exhibit 10.13 to the Registrant's Registration Statement).

10.14 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated May 30, 1991 (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement).

10.15 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated September 16, 1992 (incorporated by reference to exhibit 10.15 to the Registrant's Registration Statement).

10.16 Series D Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated October 28, 1993 (incorporated by reference to exhibit 10.16 to the Registrant's Registration Statement).

10.17 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated February 15, 1993 (incorporated by reference to exhibit 10.17 to the Registrant's Registration Statement).

10.18 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated May 5, 1994 (incorporated by reference to exhibit 10.18 to the Registrant's Registration Statement).

10.19 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated April 6, 1992 (incorporated by reference to exhibit 10.19 to the Registrant's Registration Statement).

10.20 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated July 7, 1995 (incorporated by reference to exhibit 10.20 to the Registrant's Registration Statement).

11.   Statement Re: Computation of Earnings per Share.

27.   Financial Data Schedule.

----------
* Confidential treatment granted

      (b) Reports on Form 8-K
          No reports on Form 8-K.