Form 10-K405
period 1996-12-31
FAXSAV INC
filed 1997-03-31
CIK 1010677

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
           Title of each class                   on which registered
           -------------------                   ---------------------

____________________________________         ___________________________________


____________________________________         ___________________________________

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
--------------------------------------------------------------------------------
                                (Title of Class)

________________________________________________________________________________
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|   No |_|

      Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 21 (based upon the last sale of such Common Stock reported on the Nasdaq National Market on March 21), held by non-affiliates was approximately $21,614,634. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 21, 1997, there were outstanding 9,788,487 shares of the registrant's Common Stock, par value $.01.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Proxy Statement of FaxSav Incorporated relative to the Annual Meeting of the Stockholders to be held on May 20, 1997, which is incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1. Business

General

      FaxSav Incorporated (the "Company") designs, develops and markets a variety of business-to-business facsimile transmission services, including real-time fax-to-fax, desktop-to-fax, enhanced fax and broadcast fax services. The Company has developed proprietary software which enables its customers to specify on a call-by-call basis whether a facsimile transmission will be delivered through FaxSav's real-time, "virtual real-time" or broadcast services. This software, coupled with FaxSav's fax-only network of two interconnected switching nodes in the United States and a growing base of Internet-capable facsimile nodes overseas, automatically delivers each outgoing transmission through the route that provides the lowest cost and the highest transmission quality available on the FaxSav network. Pre-negotiated volume-based arrangements with several telephony common carriers (including LDDS WorldCom, MCI and Telstra) and the cost savings available for transmission through the Internet enable FaxSav to transmit its customers' documents and images to fax machines worldwide at rates that are below the international rates charged by long distance voice carriers. While FaxSav generates cost savings primarily for United States customers transmitting faxes to international destinations, many FaxSav customers also use the Company's services for domestic transmissions where ease of use, rather than cost savings, is the principal motivation.

      The Company is deploying Internet-capable facsimile nodes in key international telecommunications markets ultimately to enable it to migrate the majority of its customers' traffic off of its telephony-based network and to route it over the Internet. The Company believes that this global Internet backbone, which is designed to seamlessly integrate with FaxSav's existing telephony-based network, will enable the Company to bypass long distance common carriers for transmissions originating and terminating in countries where such nodes have been deployed, thereby further reducing its customers' international transmission costs. FaxSav believes that the combination of its telephony-based network and its growing Internet-based network will enable it to emerge as a leading supplier of comprehensive, low-cost global faxing services. FaxSav anticipates deploying a sufficient number of additional nodes in key telecommunications markets worldwide by the end of 1997 to enable it to route a majority of its customers' traffic through the Internet.

Industry Background

 The Market For Facsimile Services

      Technological advances over the past decade have improved the speed and quality of facsimile transmissions and reduced the cost of fax machines to consumers, resulting in a large and increasing worldwide installed base of fax machines. In addition, there recently has been a rapid increase in the installed base of fax-capable personal computers. The proliferation of fax machines and fax capable computers, and improvements in the transmission quality of domestic and international telephone networks, have resulted in facsimile transmission being the preferred means of immediate business-to-business document delivery.

 Traditional International Facsimile Transmission

      A facsimile message typically is transmitted by means of a telephone call from one fax machine to another over the voice telephony network. Once a connection has been established between the two machines, the scanned image from the originating fax machine is electronically transmitted to the destination fax machine. Facsimile transmissions historically have been, and substantially all of such transmissions continue to be, implemented on a real-time continuous connection basis using the voice telephony network as a transmission medium.

      An international facsimile transmission from the United States typically is routed as follows: (i) the sending fax machine accesses the local exchange carrier (an "LEC"), which then routes the fax to the customer's long distance carrier; (ii) the long distance carrier then routes the fax via its voice telephony network to the telephone company of the destination country; and (iii) the foreign telephone company then routes the fax to a local telephone number to which the destination fax machine is attached. In this example, the long distance company will bill the customer to cover the LEC access fee, the fee for use of its voice telephony network and the fee for the connection between the long distance carrier's network and the foreign telephone company, which includes the fee for delivery to the destination fax machine. The majority of the cost for international transmissions from the United States to destinations outside of North America is attributable to the inter-country connection fee.

 Document Delivery Over The Internet

      Substantially all inter-country facsimile traffic worldwide is transmitted through voice telephony networks at rates which are largely dictated by the inter-country connection fees. Unlike traditional public and private telecommunications networks, which are individually managed, the Internet is a cooperative interconnection of many such public and private networks which enables businesses, educational institutions, government agencies and individuals to transmit data internationally without incurring inter-country voice telephony connection fees.

      Although the Internet has been used for a number of years as a medium for the international delivery of documents from computer to computer, substantially all facsimile traffic worldwide continues to originate and terminate on fax machines. The ability to effectively capture the savings enabled by Internet document delivery in the international facsimile market therefore requires the deployment, on a global basis, of a network of Internet-capable facsimile nodes to bridge the gap between the Internet and the fax machine.

The FaxSav Solution

      FaxSav is deploying an international network of Internet-capable facsimile nodes designed to provide a reliable means to deliver facsimile transmissions to fax machines worldwide at substantially reduced costs. This planned global Internet backbone, which is designed to seamlessly integrate with FaxSav's existing telephony-based network, will enable the Company to bypass inter-country connection fees for transmissions originating and terminating in countries where such nodes have been deployed.

      FaxSav, through its integrated Internet and telephony network, provides a comprehensive range of services for the global transmission of documents and images, including real-time fax-to-fax, enhanced fax and broadcast fax services. In addition, to position itself in the emerging desktop-to-fax market, the Company recently introduced several proprietary software products which enable the transmission of documents or images created in any Windows or e-mail application to be routed directly from an Internet-connected computer desktop through the FaxSav network to fax machines worldwide.

      The FaxSav solution provides substantial ease of use to the customer. Customers may begin transmitting faxes at substantially reduced costs without any upfront investment or complex system installation. FaxSav is quickly and easily installed by the customer and does not require any changes in customer business practices. Customers connect to the FaxSav network by simply installing a faxSAV Connector, a small proprietary device that easily plugs between the customer's fax machine and the wall jack, or by simply installing FaxSav's proprietary desktop software on an Internet-connected personal computer. FaxSav's proprietary routing algorithms then automatically deliver each facsimile transmission, through either FaxSav's telephony network or Internet backbone in order to optimize the lowest cost and the highest transmission quality available on the FaxSav network. Additionally, the FaxSav solution is both modular and scalable to meet customer business needs in that it can be easily deployed across multiple fax machines or personal computers within an organization on an unlimited basis.

The FaxSav Network

 Overview

      Traditional International Facsimile Transmission. Traditional international facsimile transmission begins when the originating fax machine places a call over the local telephone network. Because the number dialed has an international prefix, the Local Exchange Carrier ("LEC") switches the call to the sender's long distance carrier (typically AT&T, MCI or Sprint). The long distance carrier ("LDC") delivers the call to the corresponding long distance company (the "PTT") in the country of destination, which in turn completes the call by providing a connection through the local telephone network to the receiving fax machine. Thus a real-time connection is established over the traditional telephony networks, and the originating fax machine sends a data stream, comprising a scanned image, to the receiving fax machine.

      Facsimile Transmission via FaxSav's Network. FaxSav's services, which are targeted at businesses and professionals engaged in international facsimile messaging, are designed to reduce the cost of sending international faxes, and to make the process of sending such faxes easier and less time-consuming. The FaxSav network offers its customers the benefits of increased savings and convenience by bypassing parts or all of the traditional network described above. For example, an international fax-to-fax message delivered through FaxSav's Internet-based network utilizes the Internet as a delivery medium, bypassing the long distance carriers and thereby avoiding expensive inter-country connection fees. In addition, a customer using the faxSAV for Internet suite of services accesses the FaxSav network through its Internet service provider (an "ISP") rather than through the local telephone network; the Company's proprietary software then either routes the call over FaxSav's telephony network or bypasses the long distance carriers and the associated inter-country connection fees by routing the call through FaxSav's Internet-based network.

 The FaxSav Network

      The FaxSav network is designed to minimize the cost of sending faxes internationally by selecting the optimal route and carrier for each facsimile transmission. Currently FaxSav provides its customers with the ability to reach fax machines worldwide via its telephony-based network. FaxSav's telephony-based services are competitively priced and, on faxes to most international destinations, FaxSav customers are expected to realize substantial savings as compared to the rates charged by traditional long distance carriers.

      In addition to its telephony-based network, FaxSav is deploying an Internet-based network which is intended to connect the key telecommunications markets worldwide. FaxSav expects this Internet-based network to complement its telephony-based network and provide the Company with the opportunity to further lower the retail price of its customers' international facsimile transmissions while increasing its market share and, over time, its gross margin. As FaxSav continues to deploy its Internet nodes internationally, it will be able to route an increasing portion of its customers' traffic over the Internet.

      FaxSav believes that the combination of its telephony-based network and its growing Internet-based network is critical to achieving its objective of emerging as the leading provider of comprehensive low-cost global faxing solutions. Therefore FaxSav intends to maintain both a telephony-based and an Internet-based network, and expects to eventually route a majority of its customers' traffic through the Internet.

 Network Infrastructure

      At the core of the FaxSav network are two main switching nodes, installed in New York and Washington, D.C. These switching nodes utilize FaxSav's proprietary messaging software to provide the full range of the Company's service offerings, including real-time and "virtual real-time" fax delivery, least cost fax routing, e-mail to fax conversion, Internet access, broadcast delivery, customer registration and customer query capabilities. Each switching node employs switch-to-host architecture and fully redundant hardware and software, and is interconnected to the other through a private intranet utilizing T1 links. A backup connection is also provided through separate T1 links to the Internet via firewalls. Both switching nodes are installed in secure locations and are supported by uninterruptible power supplies with emergency power generators as further backup. The main switching nodes are connected through the Internet to the Internet facsimile nodes installed by FaxSav overseas, extending access to the Company's service in the markets where such nodes are located. Internet nodes provide "virtual real-time" fax delivery, least-cost fax routing via the best node, e-mail to fax conversion and broadcast delivery capabilities. FaxSav has designed a network-wide redundancy into its nodes, such that if any particular node fails for any reason to complete a transmission, an alternative route through the FaxSav network will automatically be selected. In addition, in the event of an Internet failure, the Internet nodes have a spanning (multiple simultaneous calling) dial backup capability to connect via telephony lines to the nearest node. This node-based and network wide redundancy is designed to allow FaxSav to reliably provide service to its customers without interruption. Additionally, RSA encryption is provided in each Internet node such that each file delivered through FaxSav's Internet nodes is encrypted, addressing security concerns of its customers. All nodes are designed for unattended operation, provide a full range of system monitoring and control capability and can be upgraded and maintained remotely.

Services

 faxSAV

      faxSAV, the core fax-to-fax service provided by the Company, is a real-time fax transmission service that is delivered through the Company's telephony-based network. The faxSAV service is accessed by customers through the installation of a faxSAV Connector, a small proprietary device which is plugged between the fax machine and the telephone jack. The faxSAV Connector, which is programmable directly from FaxSav headquarters based on the customer's specified needs, automatically identifies each outgoing call which the customer has pre-selected for delivery by the Company and routes the call to the FaxSav network. The faxSAV Connector is provided by FaxSav free of charge with no installation cost to the customer. The Company believes that, depending on the volume and destinations of the customer's traffic, the faxSAV service provides significant savings to customers on fax usage costs in comparison to the international rates charged by the major long distance carriers. faxSAV customers are charged on a per-minute basis for the transmission time to the destination fax machine, and are billed monthly. The Company also offers customized pricing plans based on the customer's volume of traffic to individual countries.

 faxSAV Assured

      faxSAV Assured is a "virtual real-time" enhanced delivery option available to all faxSAV customers through the faxSAV Connector which may be selected for all of the customer's traffic or on a call by call basis. faxSAV Assured shifts the responsibility for repetitive completion attempts to the FaxSav network, thereby reducing indirect costs and increasing the reliability, timeliness and predictability of difficult facsimile deliveries. The standard faxSAV Assured service immediately begins to attempt delivery, and makes multiple attempts for a period of one hour. If the fax has not been successfully completed within that time, the customer is sent a "Non-Delivery" notice. The Company also offers customized faxSAV Assured services to meet customer-specific delivery schedules.

 faxSAV EZ-List

      faxSAV EZ-List is an easy to use fax-to-fax broadcast service which utilizes the capabilities of the faxSAV Connector to capture the fax message and the customer's list identification number in a single transmission. faxSAV EZ-List enables customers to send the same fax message to multiple recipients by transmitting a single fax message to the FaxSav network and identifying a specific list of fax addresses previously stored in the Company's customer database. faxSAV EZ-List customers are charged on a per-minute basis for the transmission time to each destination fax machine, and are billed monthly. The Company also offers customized pricing plans based on the customer's volume of traffic to individual countries.

 faxSAV PLUS

      In the third quarter of 1996 the Company introduced faxSAV PLUS, a new "virtual real-time" service which is designed to provide reliable delivery of facsimile transmissions at substantially reduced costs. The Company utilizes a combination of its traditional telephony-based network and its growing Internet-based network to deliver faxSAV PLUS transmissions to fax machines worldwide. The Company is currently implementing the faxSAV PLUS service with a two-tiered pricing structure. Pricing for delivery to the key telecommunications markets currently targeted for Internet node deployment is based on the economics of delivery through a planned Internet backbone, even if the Company has not yet deployed Internet-capable facsimile nodes in such markets. Pricing for delivery to other destinations worldwide continues to be based on the economics of delivery through the Company's telephony-based network, which prices may or may not be reduced in the event that the Company deploys Internet-capable facsimile nodes in such markets. faxSAV PLUS customers are charged on a per-minute basis for the transmission time to the destination fax machine, and are billed monthly.

 faxSAV for Internet Suite of Services

      The faxSAV for Internet suite of services, introduced in stages during the first half of 1996, enables Internet-connected customers to send faxes directly from their computer desktops, either from their e-mail package or from a Windows software application, through the Internet to fax machines worldwide via the FaxSav network. The Company's World Wide Web site includes a detailed explanation of these services, installation instructions and service registration forms. Customers are charged on a per-page basis for the faxSAV for Internet suite of services and generally are billed in advance of use. The faxSAV for Internet suite of services includes the following discrete services:

      o faxLauncher enables customers to fax documents created in any Windows application directly from an Internet-connected computer desktop to fax machines worldwide. The Company plans to offer a Windows NT and Macintosh compatible faxLauncher version in 1997. faxLauncher also supports documents scanned through sheet-fed scanners manufactured by Visioneer, Inc., Hewlett-Packard Co. or Compaq Computer Corporation. faxLauncher software is provided to customers in diskette form or it may be downloaded from the Company's World Wide Web site.

      o faxMailer enables customers to transmit messages from e-mail packages over the Internet to the FaxSav network for delivery to fax machines worldwide. faxMailer provides the desktop e-mail customer with the ability to reach the fax machine of anyone not yet connected to the Internet without the necessity of creating hard copy and manually sending a fax. Customers may register for the faxMailer service through the Company's World Wide Web site.

      o faxScan enables customers to send documents scanned in any TWAIN-compliant scanner over the Internet to the FaxSav network for delivery to fax machines worldwide. The combination of a scanner and faxScan software puts a virtual fax machine at the desktop for the customer. faxScan software is provided to customers in diskette form.

 faxSAV Custom Corporate Solutions

      faxSAV Custom Corporate Solutions are specialized services developed by the Company to meet customer needs for specific volume fax applications. FaxSav will custom tailor a software, networking and telecommunications solution designed to provide the customer with additional savings in time and money.

Customer Support Services

      The Company believes that customer support is important in differentiating its facsimile delivery services from other delivery approaches. The customer support services provided by the Company include installation assistance on an as-requested basis, facilitation of international fax completion and monitoring the performance of faxSAV Connectors. The Company currently provides customer support and network/faxSAV Connector monitoring functions at least 12 hours per day. The Company's support personnel respond to telephone inquiries and e-mail inquiries. The Company also provides information about its services and new desktop software upgrades on its World Wide Web site.

      To provide immediate response to customer inquiries, the Company has developed a wide area network that provides a real-time fax tracking system and allows network operations and customer service personnel to redirect, reschedule or repair fax transmissions that are experiencing completion difficulty. The system accesses fax traffic information via an Oracle database that is updated from the Company's two switching nodes in the United States and provides an on-line connectivity to the Company's master customer database.

Sales and Marketing

 Domestic Sales and Marketing

      The Company offers its services in the United States through multiple sales channels which include direct mail and direct response programs, a direct field sales force, an agent and dealer distribution network, and promotional activities at trade shows and on the FaxSav World Wide Web site.

      The Company's direct mail and direct response efforts are supported by multiple telemarketing firms. The Company compensates its telemarketing firms based on a combination of the number of work-hours dedicated to FaxSav and the number of sales generated.

      During 1995 the Company increased its sales efforts by creating a direct field sales force to address the specialized faxing needs of major accounts and to manage and support the Company's agent channel. The Company's agent and dealer distribution network consists of organizations which sell office equipment, office supplies and telephony services, as well as independent marketing companies. These agents offer FaxSav services as a companion offering to their other products lines. The Company is also exploring relationships for bundling faxSAV for Internet suite of services with the products of computer hardware, software and Internet services companies and in some cases has entered into agreements with respect to such relationships.

      The Company has used computer and Internet trade shows as forums to introduce the faxSAV for Internet suite of services to prospective customers and partners. The Company's promotions have included the distribution of free software to access its services and free faxing during a trial period and the Company currently offers 10 free pages of faxes to each new subscriber that registers through the Company's World Wide Web home page. The Company has promoted its faxLauncher software on the World Wide Web since February 1996.

 International Alliances

      In connection with the installation of Internet-capable facsimile nodes in foreign countries, the Company is seeking to form strategic sales and marketing alliances with local Internet service providers, telecommunications companies and resellers. The Company anticipates that these organizations will use their knowledge of the local market, language, customs and regulations, as well as their existing distribution, customer support and billing infrastructures, to establish, grow and properly service an international FaxSav customer base. In return, the Company is offering these organizations either exclusive or non-exclusive rights to market the Company's services in their territories and offering to provide such services at a discount to the Company's retail prices. The Company has entered into non-binding letters of intent and, in some cases, marketing agreements with respect to these strategic alliances.

      In addition to the strategic alliances, the Company is developing a network of commission-based agents to sell the faxSAV for Internet suite of services in foreign markets. To date, this network consists of 134 agents representing the Company in 51 foreign markets. The Company has started to implement a rebiller program for those agents who have the infrastructure to generate invoices and perform collections. Under this program, participating agents will be provided detailed billing information on their accounts from which they can create and distribute invoices in the local language and currency, and locally service customer billing inquiries.

Customers

      The Company sells its services primarily to small and medium sized businesses with international document transmission needs and, to a lesser extent, to international departments and divisions of larger companies. Customers can install FaxSav's services at individual fax machine or desktop locations, across departments or throughout organizations by simply plugging the faxSAV Connector, a small proprietary device, between their fax machine and the telephone jack or by simply installing FaxSav's desktop software on an Internet connected personal computer. Through 1995, all of the Company's customers were located in the United States. In 1996, with the introduction of the faxSAV for Internet suite of services, the Company began to expand its customer base to include foreign customers. No single customer accounted for more than 1% of the Company's revenues in 1995 or in 1996.

Competition

      The market for facsimile transmission services is intensely competitive and there are limited barriers to entry. The Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully will depend upon a number of factors, including market presence; the capacity, reliability and security of its network infrastructure; the pricing policies of its competitors and suppliers; the timing of introductions of new services and service enhancements by the Company and its competitors; and industry and general economic trends. A key element of the Company's strategy is to expand its market presence by leveraging its price leadership strategy both domestically and internationally. The Company intends to maintain and improve the capacity, reliability and security of its network infrastructure through continued research and development activities and will continue to place significant emphasis on the ongoing development of new services and applications of its existing services.

      The Company's current and prospective competitors generally fall into the following groups: (i) telecommunication companies, such as AT&T Corp., MCI Communications Corp., Inc., Sprint Corp., LDDS WorldCom Inc. and the regional Bell operating companies; (ii) telecommunications resellers, such as Frontier Corporation, Biztel Corporation and Eastern Telecom Corporation; (iii) Internet service providers, such as Uunet Technologies, Inc. and NETCOM On-Line Communications Services, Inc.; (iv) on-line services providers, such as Microsoft Corporation, America Online, Inc. and CompuServe Incorporated and (v) direct fax delivery competitors, including Xpedite

Systems, Inc. and Fax International, Inc. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can the Company. Further, the foundation of the Company's telephony network infrastructure consists of the right to use the telecommunications lines of several of the above-mentioned long distance carriers, including LDDS WorldCom and MCI. There can be no assurance that these companies will not discontinue or otherwise alter their relationships with the Company in a manner that would have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of the Company's larger potential customers may seek to internally fulfill their fax communication needs through the deployment of their own computerized fax communications systems or network infrastructures for intra-company faxing.

Intellectual Property

      The Company's success is dependent upon its proprietary technology. The Company relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has patent applications pending for its faxSAV Connector and for its "e-mail Stamps" security technology incorporated into its faxMailer service. There can be no assurance that patents will issue from such applications or that present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's know-how. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

      The Company is not aware that any of its services, trademarks or other proprietary rights infringe upon valid proprietary rights of third parties. However, the Company received a letter in the third quarter of 1995 stating that the Company's faxSAV Connector may be utilizing a call diversion methodology patented by a third party. To the Company's knowledge, such third party has not initiated any suit, action, proceeding or investigation relating to alleged infringement by the Company of such patent. In addition, the Company is aware that another third party has recently brought patent infringement actions against several facsimile service providers. There can be no assurance that these or other third parties will not assert infringement claims against the Company in the future. Patents have been granted recently on fundamental technologies in the communications and desktop software areas, and patents may issue which relate to fundamental technologies incorporated in the Company's services. As patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to the Company's services. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims that the Company has infringed upon the proprietary rights of others, which costs and diversion could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to license and sell its services in the United States or abroad. Any such judgment could have a material adverse effect on the Company's business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on terms acceptable to the Company, or at all. The failure to obtain any necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

      The Company is subject to regulation by the FCC, by various state public service and public utility commissions and by various international regulatory authorities.

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

      In order to provide intrastate service, the Company is required to obtain various certifications from the public service or public utility commissions of each state, or to register or be found exempt from registration by such commissions. The Company has made the filings and taken the actions it believes are necessary to allow the limited intrastate services that it currently provides.

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

      The Company's nodes and its faxLauncher service utilize RSA encryption technology in connection with the routing of customer documents through the Internet. The export of such encryption technology is regulated by the United States government. The Company has authority for the export of such encryption technology worldwide, other than to Cuba, Iraq, Iran, Libya, North Korea, Sudan and Syria. Nevertheless, there can be no assurance that such authority will be granted or, if granted, that it will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute its services outside of the United States or electronically. While the Company takes precautions against unlawful exportation of its software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of its services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of the Company's services, new legislation or regulation could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

      As of December 31, 1996, the Company had 79 full-time employees, including 12 in research and development, 29 in network operations and support, 26 in sales and marketing and 12 in finance and administration. In addition, at December 31, 1996, the Company was utilizing the services of 4 software engineer consultants. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

Item 2. Properties

      The Company's corporate headquarters are located in Edison, New Jersey in facilities consisting of approximately 8,400 square feet of office space occupied under a lease expiring in July 1998. In addition, the Company leases offices in the Chicago, Dallas, New York and San Francisco metropolitan areas. While it believes that these facilities are adequate for its present needs, the Company is continually reviewing its needs and may add facilities in the future. The Company believes that any required additional space would be available on commercially reasonable terms. Finally, in connection with its deployment of Internet-capable facsimile nodes, the Company has entered into, and will continue to enter into, short-term leases in telehousing facilities worldwide.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security-Holders

None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol "FAXX." The following table sets forth, from the calendar period indicated since the Company's initial public offering in October 1996, the range of high and low sales prices for the Common Stock of the Company on the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions.

      1996                                                  High        Low
                                                            ----        ---

      Fourth Quarter (from October 11, 1996)..........      $8.50       $5.00

      As of March 21, 1997, there were 122 holders of record of the Company's Common Stock. On March 21, 1997, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $6.00 per share.

Item 6. Selected Financial Data

                                                   1996          1995          1994        1993        1992
                                                   ----          ----          ----        ----        ----
                                                     (in thousands, except for share and per share data)
Statement of Operations Data:
Revenues ....................................  $    15,036   $    11,649   $     3,449   $   2,580   $   2,421
Cost of service .............................        8,898         7,021         2,297       1,856       2,041
                                               -----------   -----------   -----------   ---------   ---------
Gross margin ................................        6,138         4,628         1,152         724         380
Operating expenses:
   Network operations and support ...........        1,985         1,183           851         742         783
   Research and development .................        1,772           840           613         628         397
   Sales and marketing ......................        6,065         4,238         2,337       1,597         993
   General and administrative ...............        2,613         2,237         1,031         953       1,187
   Depreciation and amortization ............        1,320           698           181         102          83
   Other ....................................         --            (441)         (309)       --          --
                                               -----------   -----------   -----------   ---------   ---------
      Total operating expenses ..............       13,755         8,755         4,704       4,022       3,443
                                               -----------   -----------   -----------   ---------   ---------
Operating loss ..............................       (7,617)       (4,127)       (3,552)     (3,298)     (3,063)
Interest income (expense), net ..............           46            46            45          23          58
Other income (expense), net .................           94            (4)           14          15          21
                                               -----------   -----------   -----------   ---------   ---------
Loss before income taxes ....................       (7,477)       (4,085)       (3,493)     (3,260)     (2,984)
Provision for income taxes ..................         --            --            --          --          --
                                               -----------   -----------   -----------   ---------   ---------

Net loss ....................................  $    (7,476)  $    (4,085)  $    (3,493)  $  (3,260)  $  (2,984)
                                               ===========   ===========   ===========   =========   =========
Net loss per common and equivalent share ....  $     (2.60)  $     (7.46)  $     (6.39)  $   (5.99)  $   (5.61)
                                               ===========   ===========   ===========   =========   =========
Weighted average common and equivalent shares
   outstanding (1) ..........................    2,870,353       547,444       546,500     543,953     531,876
                                               ===========   ===========   ===========   =========   =========
Pro forma net loss per common and equivalent
   share (1) ................................  $     (0.84)    $   (0.44)    $   (0.49)
                                               ===========   ===========   ===========
Shares used in computing pro forma net loss
   per common and equivalent share (1) ......    8,857,758     9,243,484     7,121,518
                                               ===========   ===========   ===========

                                                    1996          1995          1994        1993        1992
                                                    ----          ----          ----        ----        ----
Balance Sheet Data:
Working capital (deficit) ...................  $     6,671   $    (1,141)  $      (447)  $    (354)  $   2,601
Total assets ................................       14,857         5,132         2,492         989       3,535
Total long-term debt ........................          678           326          --           321        --
Total stockholders' equity (deficit) ........        9,659           687           621        (336)      2,922

----------
(1) See Note 2 of Notes to Financial Statements: "Summary of Significant Accounting Policies -- Historical Net Loss Per Common and Equivalent Share" and " -- Pro Forma Net Loss Per Common and Equivalent Share."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      FaxSav derives its revenues from the provision of a variety of facsimile services largely to small to medium sized businesses and professionals involved in international commerce. Through the end of 1995, the Company offered its services exclusively to customers located in the United States. In the first quarter of 1996, the Company began to focus on the broader worldwide market for facsimile services through the introduction of client software to enable faxing from the computer desktop using the Internet as the means to access the FaxSav network. The Company's network in the United States includes interconnection with the existing worldwide telephony network, enabling delivery of facsimile transmissions to virtually any domestic or international destination. The Company plans to continue to install Internet nodes in key international telecommunications markets to enable the Company ultimately to route a majority of its customers' traffic through the Internet. The Company's revenue and expense levels have continued to increase, particularly in 1995 and 1996, as the Company's customer base has expanded and the Company has invested in the design, development and marketing of its newer services, including faxSAV EZ-List, a fax-to-fax broadcast service, and the faxSAV for Internet suite of services.

      This report contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Stockholders are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this report, including the matters set forth under the caption "-- Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities," which could cause actual results to differ materially from those indicated by such forward-looking statements.

Results of Operations

      The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                                   Years Ended December 31,
                                                ----------------------------
                                                1996        1995        1994
                                                ----        ----        ----
Percentages of Revenues:
Revenues ...................................    100.0%      100.0%      100.0%
Cost of service ............................     59.2        60.3        66.6
                                                -----       -----       -----
Gross margin ...............................     40.8        39.7        33.4
Operating expenses:
Network operations and support .............     13.2        10.2        24.7
  Research and development .................     11.8         7.2        17.8
  Sales and marketing ......................     40.3        36.4        67.8
  General and administrative ...............     17.4        19.2        29.9
  Depreciation and amortization ............      8.8         6.0         5.2
  Other ....................................     --          (3.8)       (9.0)
                                                -----       -----       -----
     Total operating expenses ..............     91.5        75.2       136.4
                                                -----       -----       -----
Operating loss .............................    (50.7)      (35.5)     (103.0)
Interest income (expense), net .............      0.3         0.4         1.3
Other income (expense), net ................      0.6        (0.0)        0.4
                                                -----       -----       -----
Loss before income taxes ...................    (49.8)      (35.1)     (101.3)
Provision for income taxes .................     --          --          --
                                                -----       -----       -----
Net loss ...................................    (49.8)%     (35.1)%    (101.3)%
                                                =====       =====       =====

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

      Revenues. Revenues, which consist primarily of customer usage charges, grew 29.1% to $15.0 million in year ended December 31, 1996 from $11.6 million in the year ended December 31, 1995 primarily as a result of the continued expansion of the Company's customer base. Contributing to the increase were revenues from the Company's faxSAV EZ-List broadcast service and faxSav for Internet suite of services which were commercially introduced in the first quarter of 1996. Usage volumes in total, representing domestic and international fax traffic, grew 39% in 1996 as compared to 1995, while international fax minutes grew 62% to 16.5 million minutes in 1996 as compared to 10.2 million minutes in 1995.

      Cost of service. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual facsimile volume. Cost of service increased as a result of the increase in facsimile volume for the period but decreased as a percentage of revenues in the year ended December 31, 1996 to 59.2% from 60.3% in the year ended December 31, 1995. This percentage decrease was a result of volume discounts on long distance termination charges.

      Network operations and support. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $2.0 million and 13.2% of revenues in the year ended December 31, 1996 from $1.2 million and 10.2% of revenues in the year ended December 31, 1995 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base.

      Research and development. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel. Research and development expenses increased by 111% in the year ended December 31, 1996 in comparison to the year ended December 31, 1995 due to the continuing development efforts for enhancements to the Company's Internet desktop-to-fax services both in client software and network enhancements and the continuing development of the Company's faxSav EZ-List broadcast service. Such development efforts resulted in increased expenses amounting to 11.8% of revenues in 1996 from 7.2% of revenues in 1995.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, third-party telemarketing charges and agent and dealer commissions. Sales and marketing expenses increased to $6.1 million for the year ended December 31, 1996 in comparison to $4.2 million in the year ended December 31, 1995. As a percentage of revenues, these costs were 40.3% in 1996 and 36.4% in 1995. These increases were a result of the Company initiating a program of presenting its faxSAV for Internet suite of services at trade shows in the United States and in foreign countries where it plans to deploy Internet fax nodes. The Company also initiated an advertising and promotion campaign to promote its new services and expanded its sales and marketing staff.

      General and administrative. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses increased to $2.6 million in the year ended December 31, 1996 from $2.2 million in the year ended December 31, 1995. As a percentage of revenues, these costs decreased to 17.4% of revenues in the year ended December 31, 1996 from 19.2% of revenues in the year ended December 31, 1995. The increase in total general and administrative expenses results from personnel increases to support the increased customer base, expenses incurred for management information system improvements and management recruiting fees. The percentage decrease was a result of the increase in revenue.

      Depreciation and amortization. Depreciation and amortization amounted to $1.3 million and 8.8% of revenues in the year ended December 31, 1996, in comparison to $0.7 million and 6.0% of revenues in the year ended December 31, 1995, primarily reflecting depreciation of the Company's increased investment in faxSAV Connectors installed at customer premises to allow access to the FaxSav network.

      Other. Other operating income of $0.4 million for the year ended June 30, 1995 represents service fees received under a Service Agreement with Telstra which offset various operating expenses incurred in support of the development of Telstra's "WorldFax" service in the U.S. The Agreement expired in 1995.

      Provision for income taxes. The Company had losses for income tax purposes for the years ended December 31, 1996 and 1995. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits for these losses has been offset by an increase in a valuation allowance for deferred tax assets.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

      Revenues. Revenues grew 237.8% from $3.4 million in 1994 to $11.6 million in 1995 primarily as a result of the continued expansion of the Company's customer base. This growth in the customer base resulted from the introduction in the second quarter of 1994 of the Company's core fax-to-fax service, faxSAV; the initiation in the second quarter of 1994 of a direct mail and telemarketing program conducted through third party telemarketing firms, which was expanded through the end of 1994 and in 1995; the development in the third quarter of 1994 of a network of independent agents and dealers selling FaxSav services in addition to other products and services; and an increase in the number of the Company's sales and marketing personnel in 1995.

      Cost of service. Cost of service increased in 1995 in comparison to 1994 because of the increased customer base but, as a percentage of revenues, cost of service decreased from 66.6% in 1994 to 60.3% in 1995. Cost savings from volume discounts on long distance termination charges and more efficient network operations through least cost routing were the significant factors in reducing this cost as a percentage of revenues.

      Network operations and support. Network operations and support costs increased to $1.2 million in 1995 from $0.9 million in 1994 as a result of hiring additional personnel to support the Company's expanding customer base. Due to increased revenues these costs decreased as a percentage of revenues from 24.7% in 1994 to 10.2% in 1995.

      Research and development. Research and development costs increased to $0.8 million in 1995 from $0.6 million in 1994. Due to increased revenues, research and development expenses decreased as a percentage of revenues from 17.8% in 1994 to 7.2% in 1995.

      Sales and marketing. Sales and marketing expenses increased to $4.2 million in 1995 from $2.3 million in 1994, primarily as a result of the expansion of the direct mail and telemarketing program and an increase in sales and marketing personnel, but decreased as a percentage of revenues to 36.4% in 1995 from 67.8% in 1994, due to increased revenues.

      General and administrative. General and administrative expenses increased to $2.2 million in 1995 from $1.0 million in 1994, primarily as a result of personnel increases to support the larger customer base, but decreased as a percentage of revenues to 19.2% in 1995 from 29.9% in 1994 due to increased revenues.

      Depreciation and amortization. Depreciation and amortization increased to $0.7 million and 6.0% of revenues in 1995 from $0.2 million and 5.2% of revenues in 1994. The most significant item causing this increase was depreciation on the Company's increased investment in faxSAV Connectors which are installed at customer premises to access the FaxSav network.

      Other. Other operating income of $0.4 million in 1995 and $0.3 million in 1994 represents service fees received under a Service Agreement with Telstra Corporation Limited ("Telstra") which offset various operating expenses incurred in support of the development of Telstra's "WorldFax" service in the U.S. The Agreement expired in 1995.

      Provision for income taxes. The Company had losses for income tax purposes for the years ended December 31, 1995 and 1994. Accordingly, there was no provision for income taxes in those years. Any income tax benefits for the Company's operating losses have been offset by an increase in a valuation allowance for deferred tax assets.

Liquidity and Capital Resources

      The Company has financed its cash requirements for operations and investments in equipment primarily through public and private sales of equity securities, bank borrowings and capital lease financing. The net proceeds from the Company's initial public offering in October 1996 amounted to $10.6 million. Cash flows from the private sales of equity securities amounted to $7.9 million in 1996, net of issuance costs, $2.2 million of which were used to repurchase shares of the Company's Series D Preferred Stock from a major stockholder pursuant to a pre-existing option. Cash flows from the private sales of equity securities net of issuance costs amounted to $4.2 million. In 1995, cash flows associated with bank borrowings included $1.0 million in borrowings and $1.5 million in repayments in 1996 and net borrowings of $1.0 million in 1995.

      As a result of operating losses, cash used in operating activities amounted to $4.9 million in 1996, as compared to $3.5 million in 1995. Cash used in investing activities, largely consisting of the purchase of equipment, amounted to $2.3 million in 1996 and $1.3 million in 1995. The equipment primarily consisted of faxSAV Connectors purchased by the Company for installation at customer locations. In addition, network and computer equipment, amounting to $0.4 and $0.6 million in 1996 and 1995, respectively, was financed under capital leases.

      The Company's principal sources of liquidity at December 31, 1996 included cash, cash equivalents and marketable securities of $8.9 million. There were no available borrowings under the Company's Credit Facility (as amended to date, the "Credit Facility") with Silicon Valley Bank as the outstanding indebtedness at December 31, 1996 was fixed under a November 1996 modification agreement. Upon repayment of $0.5 million in principal and accrued interest on the outstanding working capital line of the Credit Facility, it was modified to terminate the working capital line of credit portion of the Credit Facility and to delete certain covenants. The Company has agreed to terms on a $0.5 million equipment loan line commitment from Phoenix Growth Capital Corp. and such line will be available upon final approval of the loan documentation by both parties.

      The Company currently believes that its current cash and cash equivalents will be sufficient to meet its presently anticipated cash needs for working capital and capital expenditure requirements through at least the end of 1997. Thereafter, if the Company does not begin to generate positive cash flows from operations in amounts that are sufficient to satisfy the Company's liquidity requirements, it will be necessary for the Company to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities.

      History of Operating Losses; Accumulated Deficit. From its inception in 1989 through the fiscal year ended December 31, 1996, the Company has experienced significant operating losses. The Company incurred operating losses of $3.6 million, $4.1 million and $7.6 million during the years ended December 31, 1994, 1995 and 1996, respectively. The Company currently anticipates incurring further operating losses as it attempts to expand its business and there can be no assurance that its future operations will generate positive operating income. As of December 31, 1996, the Company had an accumulated deficit of $25.1 million.

      The Company has generated net operating loss ("NOL") carryforwards for income tax purposes of approximately $23 million through December 31, 1996. These NOL carryforwards have been recorded as a deferred tax asset of approximately $7.7 million. Based upon the Company's history of operating losses and presently known factors, management has determined that it is more likely than not that the Company will be unable to generate sufficient taxable income prior to the expiration of these NOL carryforwards and has accordingly reduced its deferred tax assets to zero with a full valuation allowance.
See -- Liquidity and Capital Resources."

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

      Future Capital Needs; Uncertainty of Additional Financing. The Company currently believes that its current cash and cash equivalents will be sufficient to meet its presently anticipated cash needs for working capital and capital expenditure requirements through at least the end of 1997. Thereafter, if the Company does not begin to generate positive cash flows from operations in amounts that are sufficient to satisfy the Company's liquidity requirements, it will be necessary for the Company to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company's current and prospective competitors generally fall into the following groups: (i) telecommunication companies, such as AT&T Corp., MCI Communications Corp., Inc., Sprint Corp., LDDS WorldCom Inc. and the regional Bell operating companies; (ii) telecommunications resellers, such as Frontier Corporation, Biztel Corporation and Eastern Telecom Corporation; (iii) Internet service providers, such as Uunet Technologies, Inc. and NETCOM On-Line Communications Services, Inc., (iv) on-line services providers, such as Microsoft Corporation, America Online, Inc. and CompuServe Incorporated and (v) direct fax delivery competitors, including Xpedite Systems, Inc. and Fax International, Inc. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can the Company. Further, the foundation of the Company's telephony network infrastructure consists of the right to use the telecommunications lines of several of the above-mentioned long distance carriers, including LDDS WorldCom and MCI. There can be no assurance that these companies will not discontinue or otherwise alter their relationships with the Company in a manner that would have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of the Company's larger potential customers may seek to internally fulfill their fax communication needs through the deployment of their own computerized fax communications systems or network infrastructures for intra-company faxing.

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

      Dependence upon Suppliers; Sole and Limited Sources of Supply. The Company relies on third parties to supply key components of its network infrastructure, including long distance telecommunications services and telecommunications node equipment, many of which are available only from sole or limited sources. LDDS WorldCom, MCI and Telstra are the primary providers of long distance telecommunications services to the Company. The Company has from time-to-time experienced partial interruptions of service from its telecommunications carriers which have temporarily prevented customers in limited geographical areas from reaching the FaxSav network. There can be no assurance that the Company will not experience partial or complete service interruptions in the future. The fixed term of the Company's contract with LDDS WorldCom expired on October 31, 1996, and the contract continues on a month-to-month basis until renegotiated by the parties or terminated by either party. There can be no assurance that LDDS WorldCom and the Company's other telecommunications providers will continue to provide long distance services to the Company at attractive rates, or at all, or that the Company will be able to obtain such services in the future from these or other long distance providers on the scale and within the time frames required by the Company. Any failure to obtain such services on a timely basis at an affordable cost, or any significant delays or interruptions of service from such carriers, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company's nodes and its faxLauncher service utilize encryption technology in connection with the routing of customer documents through the Internet. The export of such encryption technology is regulated by the United States government. The Company has authority for the export of such encryption technology worldwide, other than to Cuba, Iraq, Iran, Libya, North Korea, Sudan and Syria. Nevertheless, there can be no assurance that such authority will be granted or, if granted, that it will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute its services outside of the United States or electronically. While the Company takes precautions against unlawful exportation of its software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of its services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of the Company's services, or new legislation or regulation could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

The information in response to this item is set forth in the Financial Statements beginning on page F-3 of this report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information in response to this item is incorporated herein by reference to "Election of Directors" in FaxSav Incorporated's Proxy Statement dated April 1997 to be filed with the Securities and Exchange Commission (the "SEC"), and to "Executive Officers" in Part I of this Form 10-K. Information on compliance with
Section 16(a) of the Exchange Act is incorporated herein by reference to "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement dated April 1997 to be filed with the SEC.

Item 11. Executive Compensation

Information in response to this item is incorporated herein by reference to "Executive Compensation" in the Company's Proxy Statement dated April 1997 to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated April 1997 to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions

Information in response to this item is incorporated herein by reference to "Certain Transactions" in the Company's Proxy Statement dated April 1997 to be filed with the SEC.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements                                          Page No.
                                                                      --------
          Balance Sheets at December 31, 1996 and 1995.
          Statement of Operations for the years ended December
             31, 1996, 1995 and 1994.
          Statement of Cash Flows for the years ended December
             31, 1996, 1995 and 1994.
          Statement of Stockholders' Equity (Deficit) for the years
             ended December 31, 1996, 1995 and 1994.
          Notes to Financial Statements.
          Report of Independent Accountants.

   (2)  Financial Statement Schedules

          Supplemental Schedules to Financial Statements.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

3.1 Registrant's Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333- 09613 ("Registrant's Registration Statement")).

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

10.4 1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).

10.5 Form of Officer Severance Agreement (incorporated by reference to exhibit 10.5 to the Registrant's Registration Statement).

10.6 Form of Director Severance Agreement (incorporated by reference to exhibit 10.6 to the Registrant's Registration Statement).

10.7 Telstra Severance Agreement (incorporated by reference to exhibit 10.7 to the Registrant's Registration Statement).

10.8.1* Telecommunications Services Agreement, between Wiltel, Inc. and the
        Registrant, dated April 4, 1994 (incorporated by reference to exhibit
        10.8 to the Registrant's Registration Statement).

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

10.13 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated May 30, 1991 (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement).

10.14 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated September 16, 1992 (incorporated by reference to exhibit
        10.15 to the Registrant's Registration Statement).

10.15 Series D Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated October 28, 1993 (incorporated by reference to exhibit 10.16 to the Registrant's Registration Statement).

10.16 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated February 15, 1993 (incorporated by reference to exhibit
        10.17 to the Registrant's Registration Statement).

10.17 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated May 5, 1994 (incorporated by reference to exhibit 10.18 to the Registrant's Registration Statement).

10.18 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated April 6, 1992 (incorporated by reference to exhibit
        10.19 to the Registrant's Registration Statement).

10.19 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated July 7, 1995 (incorporated by reference to exhibit
        10.20 to the Registrant's Registration Statement).

23.     Consent of Coopers & Lybrand L.L.P.

27.     Financial Data Schedule.

99. Proxy Statement of FaxSav Incorporated relative to the Annual Meeting of the Stockholders to be held on May 20, 1997, which is incorporated by reference into Part III of this Form 10-K.

----------
*  Confidential treatment granted

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                    FAXSAV INCORPORATED

                                    By: /s/ Thomas F. Murawski
                                        --------------------------------------
                                    Thomas F. Murawski
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 27, 1997:

Signature                           Title(s)
---------                           --------


 /s/ Thomas F. Murawski             Chief Executive Officer, President and
---------------------------         Chairman of the Board of Directors


 /s/ Peter S. Macaluso              Chief Financial Officer (Principal Financial
---------------------------         and Accounting Officer), Treasurer and
                                    Secretary


 /s/ Jeffrey M. Drazan              Director
---------------------------


 /s/ Peter A. Howley                Director
---------------------------


 /s/ Robert Labant                  Director
---------------------------

                              FaxSav Incorporated
                         (formerly Digitran Corporation)

                          Index to Financial Statements

                                                                                               Page
                                                                                               ----
Report of Independent Accountants................................................................F-2

Balance Sheets as of December 31, 1996 and 1995..................................................F-3

Statements of Operations for the years ended December 31, 1996, 1995 and 1994....................F-4

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994....................F-5

Statements of Stockholders' Equity (Deficit) for the years ended
   December 31, 1996, 1995 and 1994..............................................................F-6

Notes to Financial Statements ................................................................F-7-F-24

Supplemental Schedule to Financial Statements...................................................F-25

Report of Independent Accountants

To the Stockholders and Board of Directors of FaxSav Incorporated:

We have audited the financial statements and financial statement schedule of FaxSav Incorporated (formerly Digitran Corporation) listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FaxSav Incorporated as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                  COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
March 18, 1997

FaxSav Incorporated

Balance Sheets
as of December 31, 1996 and 1995

                                                                                         December 31,
                                                                                 ---------------------------
                                                                                     1996           1995
                                                                                 ------------   ------------
Assets
Current assets:
  Cash and cash equivalents                                                      $  7,923,105   $    552,370
  Marketable securities                                                             1,002,513              0
  Accounts receivable, less allowances of $229,376 ,and
     $174,737 as of December 31, 1996 and 1995, respectively                        2,015,155      2,358,052
  Prepaid expenses and other current assets                                           251,417         67,306
                                                                                 ------------   ------------

            Total current assets                                                   11,192,190      2,977,728

Property and equipment, net                                                         3,495,820      2,035,779
Other assets, net                                                                     169,211        118,071
                                                                                 ------------   ------------

            Total assets                                                         $ 14,857,221   $  5,131,578
                                                                                 ============   ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                               $    263,446   $    304,407
  Accrued expenses and other liabilities                                            3,822,762      2,661,308
  Obligation under capital lease                                                      282,776        152,593
  Amount outstanding under line of credit                                                   0      1,000,000
  Current portion of note payable to bank                                             152,111              0
                                                                                 ------------   ------------

            Total current liabilities                                               4,521,095      4,118,308

Obligation under capital lease                                                        398,662        326,242
Note payable to bank                                                                  278,871              0
                                                                                 ------------   ------------

            Total liabilities                                                       5,198,628      4,444,550
                                                                                 ------------   ------------

Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred stock, $0.01 per value; 1,000,000 authorized as of December 31,
  1996, none issued and outstanding                                                         0              0
Convertible preferred stock, $0.001 par value; none authorized as of
  December 31, 1996, 60,200,000 shares authorized as of December 31, 1995,
  58,969,921 issued and outstanding as of December 31, 1995, liquidation
  preference of $31,845,128                                                                 0         58,770
Common stock, $0.01 par value; 40,000,000 shares authorized; 9,968,998 and 348,742 shares issued as of December 31, 1996 and 1995, respectively, and
  9,770,621 and 327,353 shares outstanding as of December 31, 1996 and 1995,
  respectively                                                                         97,706          3,274
Additional paid-in capital                                                         34,616,745     18,204,453
Accumulated deficit                                                               (25,055,843)   (17,579,454)
Treasury stock, at cost, 21,389 common shares as
   of December 31, 1996 and 1995, respectively                                            (15)           (15)
                                                                                 ------------   ------------

            Total stockholders' equity                                              9,658,593        687,028
                                                                                 ------------   ------------

               Total liabilities and stockholders' equity                        $ 14,857,221   $  5,131,578
                                                                                 ============   ============


The accompanying notes are an integral part of the financial statements.     F-3

FaxSav Incorporated

Statements Of Operations
for the years ended December 31, 1996, 1995 and 1994

                                          1996           1995          1994
                                      ------------   ------------   -----------

Revenue                               $ 15,035,711   $ 11,649,499   $ 3,449,454
Cost of service                          8,898,308      7,020,659     2,297,442
                                      ------------   ------------   -----------

            Gross margin                 6,137,403      4,628,840     1,152,012

Operating expenses:
Network operations and support           1,984,607      1,183,119       851,281
Research and development                 1,771,822        840,083       613,355
Sales and marketing                      6,065,045      4,237,787     2,337,089
General and administrative               2,612,624      2,237,317     1,030,647
Depreciation and amortization            1,319,673        698,236       180,532
Other                                            0       (440,625)     (309,375)
                                      ------------   ------------   -----------

            Operating loss              (7,616,368)    (4,127,077)   (3,551,517)
                                      ------------   ------------   -----------

Other income (expense):
   Interest income                         188,680         98,408        47,717
   Interest expense                       (142,269)       (52,727)       (2,461)
   Other                                    93,568         (4,051)       13,559
                                      ------------   ------------   -----------

                                           139,979         41,630        58,815
                                      ------------   ------------   -----------

            Net loss                  $ (7,476,389)  $ (4,085,447)  $(3,492,702)
                                      ------------   ------------   -----------

Historical net loss per common and
   equivalent share                   $      (2.60)  $      (7.46)  $     (6.39)
                                      ------------   ------------   -----------

Shares used in computing historical
   net loss per common and equivalent
   share                                 2,870,353        547,444       546,500
                                      ------------   ------------   -----------

Unaudited pro forma data (Note 2):
   Pro forma net loss per common
      and equivalent share            $      (0.84)  $      (0.44)  $     (0.49)
                                      ------------   ------------   -----------

   Shares used in computing pro
      forma net loss per common and
      equivalent share                   8,857,756      9,243,484     7,121,518
                                      ------------   ------------   -----------


The accompanying notes are an integral part of the financial statements.     F-4

FaxSav Incorporated

Statements Of Cash Flows
for the years ended December 31, 1996, 1995 and 1994

                                                               1996          1995          1994
                                                           ------------   -----------   -----------
Cash flows from operating activities:
   Net loss                                                $ (7,476,389)  $(4,085,447)  $(3,492,702)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization expense                1,319,673       698,236       180,532
         Provision for doubtful accounts                        219,400       194,720        38,721
         Provision for unrecoverable equipment                  117,000       230,416        61,559
         Changes in assets and liabilities:
            Accounts receivable                                 123,497    (1,440,046)     (681,161)
            Prepaid expenses and other current assets          (184,111)       48,363       (71,688)
            Other assets                                        (80,199)      (63,584)       (6,851)
            Accounts payable                                    (40,961)     (263,097)      392,289
            Accrued expenses and other liabilities            1,086,523     1,171,916       373,110
                                                           ------------   -----------   -----------

            Net cash used in operating activities            (4,915,567)   (3,508,523)   (3,206,191)
                                                           ------------   -----------   -----------

Cash flows used in investing activities:
   Purchase of Marketable securities                         (1,002,513)         --            --
   Purchase of property and equipment                        (2,328,829)   (1,267,219)     (727,288)
                                                           ------------   -----------   -----------

            Net cash used in investing activities            (3,331,342)   (1,267,219)     (727,288)
                                                           ------------   -----------   -----------

Cash flows from financing activities:
   Principal payments made under capital lease obligation      (219,201)     (135,343)      (15,000)
   Borrowings under line of credit                              956,334     1,000,000          --
   Repayments under line of credit                           (1,525,352)         --            --
   Proceeds from issuance of preferred stock, net             7,933,434     4,151,863     4,121,223
   Proceeds from issuance of common stock
      and exercise of stock options                          10,636,307          --           2,584
   Treasury stock acquired - preferred                       (2,163,878)         --            --
                                                           ------------   -----------   -----------

            Net cash provided by financing activities        15,617,644     5,016,520     4,108,807
                                                           ------------   -----------   -----------

Net increase in cash                                          7,370,735       240,778       175,328

Cash and cash equivalents at beginning of  period               552,370       311,592       136,264
                                                           ------------   -----------   -----------

Cash and cash equivalents at end of period                 $  7,923,105   $   552,370   $   311,592
                                                           ------------   -----------   -----------

Supplemental Disclosure:
   Cash paid for interest                                  $     68,421   $    41,685   $     2,461
                                                           ------------   -----------   -----------

Noncash investing and financing activities:
   Equipment acquired under capital lease                  $    421,805   $   569,178   $    60,000
                                                           ------------   -----------   -----------

   Conversion of bridge financing                          $       --     $      --     $   325,894
                                                           ------------   -----------   -----------

   Issuance of common stock under option
      pursuant to severance agreement                      $     42,091   $      --     $      --
                                                           ------------   -----------   -----------


The accompanying notes are an integral part of the financial statements.     F-5

FaxSav Incorporated

Statements Of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994

                                                         Convertible
                                                       Preferred Stock             Common Stock         Additional
                                                     ---------------------      --------------------     Paid-In       Accumulated
                                                       Shares      Amount        Shares      Amount      Capital         Deficit
                                                     ----------   --------      ---------   --------  -------------   ------------
Balance at January 1, 1994                           13,246,128   $ 13,246        324,483   $  3,245  $   9,648,442   $(10,001,305)

Conversion of bridge financing                        1,880,529      1,881                                  324,013
Issuance of  Series D preferred stock                17,311,021     17,311                                2,982,689
Issuance of  Series D preferred stock                 7,241,343      7,241                                1,247,685
Exercise of stock options                                                           2,870         29          2,555
Expense in connection with stock issuances                                                                 (133,703)
Net loss                                                                                                                (3,492,702)
                                                     ----------   --------      ---------   --------  -------------   ------------

Balance at December 31, 1994                         39,679,021     39,679        327,353      3,274     14,071,681    (13,494,007)
Issuance of Series E preferred stock                 19,090,900     19,091                                4,180,828
Expense in connection with stock issuance                                                                   (48,056)
Net loss                                                                                                                (4,085,447)
                                                     ----------   --------      ---------   --------  -------------   ------------

Balance at December 31, 1995                         58,769,921     58,770        327,353      3,274     18,204,453    (17,579,454)

Issuance of Series F preferred stock                 19,999,988     20,000                                7,979,998
Treasury stock acquired - Series D preferred stock   (8,655,510)                                         (2,155,222)
Conversion of preferred stock into common stock     (70,127,830)   (78,783)     7,791,981     77,920         (7,793)
Issuance of common stock in connection with
   initial public offering                                                      1,600,000     16,000     11,888,000
Expense in connection with stock issuances                                                               (1,343,035)
Exercise of warrants                                     13,431         13            131                     8,765
Exercise of stock options                                                          51,156        512         41,579
Net loss                                                                                                                (7,476,389)
                                                     ----------   --------      ---------   --------  -------------   ------------

Balance at December 31, 1996                                  0          0      9,770,621   $ 97,706  $  34,616,745   $(25,055,843)
                                                     ==========   ========      =========   ========  =============   ============

                                                   Treasury
                                                    Stock        Total
                                                   --------   -----------
Balance at January 1, 1994                         $    (15)  $  (336,387)

Conversion of bridge financing                                    325,894
Issuance of  Series D preferred stock                           3,000,000
Issuance of  Series D preferred stock                           1,254,926
Exercise of stock options                                           2,584
Expense in connection with stock issuances                       (133,703)
Net loss                                                       (3,492,702)
                                                   --------   -----------

Balance at December 31, 1994                            (15)      620,612
Issuance of Series E preferred stock                            4,199,919
Expense in connection with stock issuance                         (48,056)
Net loss                                                       (4,085,447)
                                                   ----------------------

Balance at December 31, 1995                            (15)      687,028

Issuance of Series F preferred stock                            7,999,948
Treasury stock acquired - Series D preferred stock   (8,656)   (2,163,878)
Conversion of preferred stock into common stock       8,656          --
Issuance of common stock in connection with
   initial public offering                                     11,904,000
Expense in connection with stock issuance                      (1,343,035)
Exercise of warrants                                                8,778
Exercise of stock options                                          42,091
Net loss                                                       (7,476,389)
                                                   ----------------------

Balance at December 31, 1996                       $    (15)  $ 9,658,593
                                                   ----------------------

FaxSav Incorporated

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Operations:

        FaxSav Incorporated, formerly known as Digitran Corporation (the "Company"), was formed in November 1989 to engage in the sale of network services customized for the transmission of data, facsimile and graphical information. In February 1996, the Company changed its name to FaxSav Incorporated.

        The Company designs, develops, and markets a variety of business-to-business facsimile transmission services, including fax-to-fax, desktop to fax, enhanced fax and broadcast fax services. Through the use of its integrated Internet-based and telephony-based network and its proprietary software, the Company enables its customers to send documents and images to fax machines worldwide. In early 1996, the Company began to deploy a global Internet-based network of nodes that enable it to bypass the long distance carriers' networks when sending faxes to or from international areas serviced by these nodes. Most of the Company's revenues to date have been derived from delivering facsimile transmissions to locations outside the United States from customers located throughout the United States. The Company operates in one business segment.

        The Company is subject to risks common to rapidly growing technology-based companies, including limited operating history, dependence on key personnel, raising capital, rapid technological change, competition from substitute products and larger companies, and the successful development and marketing of commercial products and services.

        Fax boards used in the Company's telecommunications network are supplied by one vendor on a non-exclusive basis. Other components of the Company's operating network are supplied by a limited number of vendors, also on a non-exclusive basis. Management believes that other suppliers could be identified to provide this equipment at a competitive price if this supplier was unable to provide equipment.

        Operation of the Company's network is dependent upon long distance telecommunications companies transmitting information for the Company. The Company has typically utilized only a limited number of these providers to generate volume discounts. The Company's business strategy is also dependent upon providing this service at the lowest possible cost which is greatly affected by the cost of long distance transmission service. Management believes that its long-distance transmissions could be made at competitive rates with any number of companies providing long distance service.

FaxSav Incorporated

1. Organization and Nature of Operations (Continued):

        In October 1996, the Company completed an initial public offering of 1.6 million shares of its common stock. The aggregate gross proceeds of the offering were approximately $12 million.

        In connection with the offering, the Company filed an amendment to its Fifth Amended and Restated Certificate of Incorporation to effect a one-for-nine reverse stock split at a par value of $0.01 and to change the authorized number of common shares to 40,000,000. All share and per share amounts in the financial statements have been retroactively restated to reflect the reverse stock split.

        The Company also filed immediately prior to the closing of the offering its Sixth Amended and Restated Certificate of Incorporation which changed the authorized number of preferred stock. All outstanding shares of preferred stock were converted at the consent of the holders into an aggregate of 7,791,981 shares of common stock.

2. Summary Of Significant Accounting Policies:

      A. Revenue Recognition and Cost of Service:

        The Company recognizes revenue as services are provided to customers and records the related cost of service as incurred. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international terminations charges.

      B. Estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the

FaxSav Incorporated

2. Summary Of Significant Accounting Policies (Continued):

        financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Significant estimates made by management and included in the financial statements are the allowance for bad debts, the valuation allowance for deferred tax assets, the provision for unrecoverable faxSAV connectors, and the accrual for legal defense.

      C. Reverse Stock Split and Conversion of Preferred Stock:

        In October 1996, in connection with an initial public offering of the Company's common stock, the Company effectuated a reverse stock split for common shares of one-for-nine shares. The effect of this reverse stock split on all share and per share amounts has been retroactively restated in the financial statements.

        The Company also converted all of its outstanding preferred stock at the election of the holders into 7,791,981 shares of common stock in connection with the offering.

      D. Historical Net Loss Per Common and Equivalent Share:

        Earnings per share on a historical basis has been presented based upon the net loss and the weighted average number of common shares outstanding. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, all shares, options and warrants issued during the twelve months immediately preceding the initial public offering were treated as if they had been outstanding for all periods, using the treasury stock method and assuming a per share price of $8.00, the actual initial public offering price. Common stock equivalents (i.e., redeemable preferred stock and certain stock options and warrants) issued in earlier periods have not been included since the effect would be antidilutive. Fully diluted loss per share is not presented as it would not materially differ from the primary loss per share data.

      E. Pro Forma Net Loss Per Common and Equivalent Share:

        Pro forma net loss per common and equivalent shares is based on the weighted average number of shares outstanding during the periods presented, including the effect of pro forma conversion for all periods of all outstanding preferred stock into 7,791,981 shares of common stock in October 1996 in connection with the initial public offering of the Company. Pro forma net loss per share has been presented as additional information to enhance the comparability of results for all periods presented assuming conversion of the preferred stock into common shares of the Company.

      F. Cash Equivalents:

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents

FaxSav Incorporated

2. Summary Of Significant Accounting Policies (Continued):

      G. Marketable Securities:

        The Company accounts for its marketable securities in accordance with statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS 115 requires a more detailed disclosure of debt and equity securities held for investment, the methods to be used in determining fair value and when to record unrealized holding gains and losses in earnings or in a separate component of stockholders' equity. It is the Company's policy to investment primarily in government and commercial paper securities. It is the Company's intent and ability to hold investments to maturity.

      H. Property and Equipment:

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation of furniture and equipment, except enhanced fax equipment, is calculated using the straight-line method over their estimated useful lives of five years. Enhanced fax equipment is included in equipment and is depreciated over its estimated life of 30 months. Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the related asset. Repairs and maintenance costs are expensed as incurred; major renewals and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss on the disposition is reflected in current operations.

      I. Income Taxes:

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". This statement requires an asset and liability approach for deferred taxes that recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

FaxSav Incorporated

2. Summary Of Significant Accounting Policies (Continued):

      J. Concentration of Credit Risk:

        Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk" requires disclosure of any significant off-balance-sheet and credit risk concentrations. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. From time to time, the Company had concentrations of cash in several banks in the form of demand deposits and money market accounts. The Company believes that concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base.

      K. Financial Instruments:

        The estimated fair value of the Company's financial instruments, which include cash, cash equivalents, accounts receivable, obligations under capital lease and amounts outstanding under line of credit, approximates their carrying value.

        The fair value of cash and cash equivalents and accounts receivable approximates their carrying value because their maturity is generally less than one year in duration. The fair value of obligations under capital lease and amounts outstanding under the line of credit was determined using valuation techniques that considered cash flow discounted at current rates.

      L. Impact of Recently Issued Accounting Standards:

        For the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. There was no material impact on the Company's financial statements for adopting this standard.

        The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" for the year ended December 31, 1996 (see Note 8).

FaxSav Incorporated

2. Summary Of Significant Accounting Policies (Continued):

      L. Impact of Recently Issued Accounting Standards (Continued):

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising disclosure requirements, and increasing comparability of EPS data on an international basis. The statement requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The adoption of this standard is required for the fiscal year ending December 31, 1997. The Company has yet not assessed the impact of SFAS No. 128 on the Company's results of operation.

      M. Legal Defense:

        The Company accrues the estimated future cost of defending itself against lawsuits or other claims when management has determined, in consultation with its legal counsel, that these matters are probable of assertion against the Company.

      N. Unrecoverable Equipment:

        The Company provides for the estimated book value of faxSAV Connectors held by former or inactive customers that are considered unrecoverable. It is reasonably possible that the Company's estimate of the book value of unrecoverable equipment would change in the near future if there is a significant change in the number of former or inactive customers.

FaxSav Incorporated

3. Marketable Securities:

        Held-to-maturity marketable securities consist of corporate commercial paper. These securities are carried at original cost, which approximates fair value. Any realized gains or losses would be recognized on the specific identification method. There were no gross unrealized gains or losses at December 31, 1996.

        Investments in securities classified as held-to-maturity at December 31, 1996 had a maturity date which did not exceed one year.

4. Property And Equipment:

        Property and equipment is comprised of the following:

                                                             December 31,
                                                      --------------------------
                                                         1996            1995
                                                      ----------      ----------

Equipment                                             $5,361,788      $2,725,245
Computer software                                        210,833         126,250
Furniture and fixtures                                    44,611          38,962
Leasehold improvements                                   127,506         127,506
                                                      ----------      ----------

                                                       5,744,738       3,017,963
   Less, accumulated depreciation and
      amortization                                     2,248,918         982,184
                                                      ----------      ----------

                                                      $3,495,820      $2,035,779
                                                      ==========      ==========

        Certain equipment under capital leases of approximately $935,250 and $629,178 at December 31, 1996 and 1995, respectively, are included in equipment. At December 31, 1996 and 1995, accumulated amortization on equipment under capital leases approximated $136,653 and $63,092, respectively. Depreciation and amortization expense for property and equipment for the years ended December 31, 1996, 1995 and 1994 amounted to $1,271,753, $666,844 and $164,908, respectively.

FaxSav Incorporated

5. Accrued Expenses and Other Liabilities:

        Accrued expenses and other liabilities is comprised of the following:

                                                              December 31,
                                                        ------------------------
                                                           1996          1995
                                                        ----------    ----------


Reserve for unrecoverable faxSAV Connectors             $  408,975    $  291,975
Accrual for legal defense                                  381,073       400,000
Accrued carrier charges                                  1,737,370     1,253,820
Accrued salaries, bonuses and commissions                  173,830       180,219
Excise and state taxes payable                             309,959       233,562
Insurance premiums payable                                 235,021             0
Other                                                      576,534       301,732
                                                        ----------    ----------
                                                        $3,822,762    $2,661,308
                                                        ==========    ==========

6. Line of Credit and Note Payable to Bank:

In July 1995, the Company entered into a Credit Agreement ("Agreement") with a bank (the "Bank"). As of December 31, 1995, this Agreement, as amended, comprised a $1,000,000 working capital line of credit which included a $500,000 sublimit for the issuance of letters of credit. The Agreement provided for certain restrictions and covenants, including the payment of dividends on the Company's common stock and incurring additional indebtedness. As of December 31, 1995, the Company was in default of certain financial covenants, which included requirements with respect to liquidity, net worth, leverage and profitability; however, the Bank waived these defaults. In connection with the Agreement, the Company issued warrants (see Note 8) to the Bank.

FaxSav Incorporated

6. Line of Credit and Note Payable to Bank (Continued):

        In April 1996, the Company accepted a revised commitment which renewed the $1,000,000 working capital line of credit and extended a $750,000 equipment line of credit (collectively referred to as line of credit). Under the revised Agreement, the working capital line of credit expires in April 1997. Any amounts borrowed under the equipment line of credit were to be repaid in monthly installments over a three-year period commencing in October 1996. The revised agreement contains the same basic covenants as discussed above. As of June 30, 1996, the Company was in default of certain financial covenants contained in the revised Agreement; however, the Bank waived these defaults and revised the covenants for the period July 31, 1996 until December 31, 1996. The revised agreement limited the total amount outstanding under the line of credit to $1 million until the Company raised additional equity on or before October 30, 1996.

        In October 1996, the Company paid off the balance outstanding on the working capital line of credit of $500,000 from the proceeds of its initial public offering. In November 1996, a further amendment to the Agreement eliminated the working capital line of credit and the financial covenants and restrictions. Under the revised agreement, the Company agreed to maintain cash and cash equivalent balances of at least twice the amount outstanding under the equipment line of credit.

        At December 31, 1996, $430,982 was outstanding under the equipment line of credit in the form of three-year notes. At December 31, 1995, $1,000,000 was outstanding under the working capital line of credit. The amount outstanding under the facility approximates its fair value due to the short-term nature of the obligation. Interest on advances, if any, are at the Bank's prime rate plus an applicable margin, as defined in the credit agreement, which resulted in a borrowing rate of 8.75% and 10.5% at December 31, 1996 and 1995, respectively.

7. Commitments:

        Telecommunications Lines

        The Company has committed to minimum monthly usage levels with its primary telecommunications carriers. The commitments require minimum monthly payments, exclusive of usage discounts, of $200,000 per month through July, 1998. The Company also leases space under co-locate agreements for certain of its telecommunications equipment.

        Leases

        Total rent expense for office facilities for the years ended December 31, 1996, 1995 and 1994 amounted to $181,594, $147,516 and $185,829, respectively.

        The Company leases certain computer equipment pursuant to operating leases which expire through 2000. Rent expense related to these leases for the years ended December 31, 1996, 1995 and 1994 amounted to $168,666, $247,167 and $321,474, respectively.

        The Company acquired equipment for $421,805, $569,178 and $60,000 under capital lease obligations during the years ended December 31, 1996, 1995 and 1994, respectively. Interest paid for capital lease obligations during the years ended December 31, 1996, 1995 and 1994 was $69,682, $20,796 and $2,461, respectively.

FaxSav Incorporated

7. Commitments (Continued):

        The Company was obligated under these agreements to make the following payments:

                                            December 31, 1996      December 31, 1995
                                           --------------------    --------------------
                                           Operating   Capital    Operating    Capital
                                            Lease       Lease       Lease       Lease
                                           --------    --------    --------    --------
1996                                       $   --      $   --      $131,775    $197,694
1997                                        100,891     342,435      81,120     191,067
1998                                         38,260     322,680      36,504     171,516
1999                                         25,567     103,126       6,895        --
2000                                          6,224        --          --          --
                                           --------    --------    --------    --------

Total minimum lease payments               $170,942     768,241    $256,294     560,277
                                           ========                ========

Less, amount representing interest                       86,803                  81,442

Less, current principal maturities of
   obligation under capital lease                       282,776                 152,593
                                                       --------                --------

Long-term lease obligation                             $398,662                $326,242
                                                       ========                ========

8. Capital Stock And Warrants (See also Note 13):

      Convertible Preferred Stock

        The Company was authorized to issue 1,400,000 shares of Series A Preferred Stock, 4,000,000 shares of Series B Preferred Stock, 8,700,000 shares of Series C Preferred Stock, 26,600,000 shares of Series D Preferred Stock, 19,500,000 shares of Series E Preferred Stock and 20,000,000 shares of Series F Preferred Stock (collectively, the "Preferred Stock"). Holders of the Preferred Stock were entitled to dividends at the rate of $0.075 per share for Series A, $0.10 per share for Series B, $0.06 per share for Series C, $0.01733 per share for Series D, $0.022 per share for Series E and $0.04 per share for Series F when and if declared by the Company's Board of Directors. Such dividends were not cumulative. Holders of the Series A, B, C, D, E and F Preferred Stock were entitled to a liquidation preference per share of $0.75, $1.00, $0.60, $0.1733, $0.22 and $0.40, respectively. No dividends had been declared on the Preferred Stock.

FaxSav Incorporated

      8. Capital Stock And Warrants (See also Note 13) (Continued):

        In January 1994, the Company issued 17,311,021 shares of Series D Preferred Stock to Telstra Incorporated ("Telstra") for an aggregate purchase price of $3,000,000 (see Note 13) and 1,880,529 shares of Series D Preferred Stock to certain preferred stockholders upon conversion of the Company's promissory notes (and accrued interest thereon) which were due and payable on December 31, 1993.

        In November 1994, the Company issued 7,241,343 shares of Series D Preferred Stock for an aggregate purchase price of $1,254,926. The shares were issued to certain existing preferred stockholders in several separate transactions.

        In January 1995, the Company issued 19,090,900 shares of Series E Preferred Stock for an aggregate purchase price of $4,199,919. The shares were issued to certain existing as well as new investors.

        In February 1996 and March 1996, the Company issued 19,999,988 shares of Series F Preferred Stock for an aggregate purchase price of $7,979,998 to certain existing as well as other new investors in the Company. The Company repurchased 8,655,510 shares of Series D Preferred Stock held by Telstra for $0.25 per share for a total of $2,163,878 on March 18, 1996 from the aforementioned proceeds.

        All shares of Series A, B, C, D, E, and F Preferred Stock were converted into common stock of the Company in connection with the initial public offering of its common stock in October 1996.

FaxSav Incorporated

8. Capital Stock And Warrants (See also Note 13) (Continued):

        Convertible preferred stock as of December 31, 1995, prior to the conversion of all preferred shares of common shares in October 1996, was comprised of the following:

                                                                         December 31, 1995
                                                                    ---------------------------
                                                                       Shares         Amount
                                                                    ------------    -----------
Series A Convertible Preferred Stock, $.001 par value; preference in liquidation of $.75 per share, $1,050,000
   in the aggregate                                                    1,400,000    $     1,400
Series B Convertible Preferred Stock, $.001 par value;
   preference in liquidation of $1.00 per share, $3,516,000
   in the aggregate                                                    3,516,600          3,516
Series C Convertible Preferred Stock, $.001 par value;
   preference in liquidation of $.60 per share, $4,997,717
   in the aggregate                                                    8,329,528          8,330
Series D Convertible Preferred Stock, $.001 par value;
   preference in liquidation of $.1733 per share,
   $3,080,820                                                         26,432,893         26,433
Series E Convertible Preferred Stock, $.001 par value;
   preference in liquidation of $.22 per share, $4,199,998
   in the aggregate                                                   19,090,900         19,091
                                                                    ------------    -----------

               Total                                                  58,769,921    $    58,770
                                                                    ============    ===========

        On July 8, 1993, the Company agreed to grant warrants to purchase 5,556 shares of common stock to a firm providing equipment to the Company under a Master Lease Agreement. The exercise price was $5.40 per share and the warrants were to expire ten years from the date of grant. On May 5, 1994, the Company granted additional warrants, which were to expire ten years from the date of grant, to purchase 9,889 shares of common stock at 1.80 per share to this firm in connection with an increase in the equipment covered by the Master Lease Agreement.

        On July 7, 1995, the Company granted warrants to purchase 28,889 shares of common stock to a bank in connection with the issuance of the working capital line of credit. The exercise price was $1.98 per share and the warrants were to expire five years from the date of grant.

        The number and purchase price of the shares could have been adjusted by the occurrence of certain events, as defined in the warrant agreements.

FaxSav Incorporated

9. Stock Options:

The Company has a stock option plan which authorizes up to 1,794,175 shares of common stock to be issued. Under the stock option plan, the Company may grant incentive stock options or nonqualified stock options. The option exercise price of stock options may not be less than 85% of the fair value of a share of common stock on the date of the option grant. The shares issuable upon the exercise of nonqualified options vest over two years from the date of grant. The shares issuable upon the exercise of incentive stock options generally vest 20% upon completion by the optionee of one year of service and the remaining 80% over 48 equal monthly installments thereafter based on continued service.

Effective October 1, 1993, the Company was authorized to grant options to purchase up to 411,111 shares of common stock to certain employees under a key employee retention program. On October 1, 1993, the Company granted options to purchase 139,778 shares of common stock at $0.90 per share to employees who elected to participate in the program. Coincident with the January 1994 sale of stock, employees in the program were granted options to purchase an additional 135,667 shares of common stock at $0.90 per share. The aforementioned options vested on October 31, 1994 unless the employee was no longer with the Company. The balance of available shares, 172,060 as of December 31, 1994, including forfeitures, were to be granted upon a sale or merger of the Company. In March 1995, the Company granted the remaining options available to the eligible employees and granted other options to certain key executives in accordance with the above mentioned plan.

FaxSav Incorporated

9. Stock Options (Continued):

        Stock option transactions under the plan are as follows:      Weighted
                                                                      Average
                                       Incentive                      Exercise
                         Nonqualified    Stock        Available        Price
                           Options      Options       for Grant      Per Share
                          --------      --------      --------      ------------

December 31, 1993           23,247       300,219       283,640              0.90

  Available for Grant                                  188,889
  Granted                   23,878       184,566      (208,444)             0.90
  Exercised                 (2,778)          (93)         --                0.90
  Canceled                               (43,989)       43,989              0.90
                          --------      --------      --------      ------------

December 31, 1994           44,347       440,703       308,074              0.90

  Available for Grant                                  455,556
  Granted                  320,430       290,360      (610,790)            0.235
  Exercised                   --            --            --                --
  Canceled                    --         (28,955)       28,955             0.355
                          --------      --------      --------      ------------

December 31, 1995          364,777       702,108       181,795             0.533

  Available for Grant                                  627,780
  Granted                  133,334       111,778      (245,112)             3.44
  Exercised                   --         (51,156)         --               0.823
  Canceled                   4,927          --           4,927
                          --------      --------      --------      ------------

December 31, 1996          503,038       762,730       569,390      $       1.09
                          --------      --------      --------      ------------

        At December 31, 1996, 1995 and 1994, options for 626,277, 404,833 and
        328,869 shares, respectively, were vested and exercisable.

        In October 1995, The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The standard establishes a fair value method for accounting for or disclosing stock-based compensation plans. The standard is effective for financial statements for fiscal years beginning in 1996. The Company adopted this standard by disclosing the pro forma net income and earnings per share amounts assuming the fair value method. As a result, the adoption of this standard will not have any impact on reported results of operations and financial position.

FaxSav Incorporated

9. Stock Options (Continued):

        As indicated in Note 2, the Company has adopted the disclosure only provisions of SFAS No. 123. If the Company had elected to recognize compensation costs in accordance with SFAS No. 123 the reported net loss and loss per share for 1996 and 1995, respectively, would have been as follows:

                                                  1996                 1995
                                             -------------        -------------

Net loss as reported                         $  (7,476,389)       $  (4,085,447)
Net loss - pro forma                            (7,583,417)          (4,139,737)
Loss per share - as reported                         (2.60)               (7.46)
Loss per share - pro forma                           (2.64)               (7.56)

        The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

                                                         1996            1995
                                                        ------          ------

Expected life                                           10 years        10 years
Risk free interest rate                                    4.9%            5.5%
Expected future dividend yield                               0%              0%
Expected volatility                                       34.4%           34.6%

10. Income Taxes:

Inasmuch as the Company continues to incur operating losses and currently pays no income taxes, no provision or benefit for income taxes has been recorded.

The income tax benefit at the United States federal statutory rate on the Company's operating loss, for all periods presented, has been eliminated by an increase in the valuation allowance for deferred tax assets and operating losses not recognized.

At December 31, 1996, the Company had net operating loss carryforwards available for income tax purposes of approximately $23,000,000, which expire through 2011. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interests of significant stockholders over a three-year period in excess of 50%. The Company has experienced changes in ownership in excess of 50% but does not believe that these changes in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards assuming the Company can generate sufficient taxable income.

FaxSav Incorporated

10. Income Taxes (Continued):

        The components of the Company's deferred tax asset are as follows:

                                                         December 31,
                                               --------------------------------
                                                   1996                 1995
                                               -----------          -----------

        Operating loss carryforwards           $ 7,730,622          $ 5,225,595
        Temporary differences                      592,678              436,498
                                               -----------          -----------

                                                 8,323,300            5,662,093

        Less - valuation allowance              (8,323,300)          (5,662,093)
                                               -----------          -----------

                                               $         0          $         0
                                               -----------          -----------

        In evaluating the realizability of these deferred tax assets, management has considered the market in which the Company operates, the operating losses incurred to date and the operating losses anticipated for the future, and believes that given the significance of this evidence, a full valuation allowance against its deferred tax assets is required as of December 31, 1996, 1995, and 1994.

11. 401(k) Retirement Plan:

        Effective January 1, 1993, the Company offered a 401(k) retirement plan to its employees. Employees who are at least 21 years of age may become a participant after three months of service. Contributions to the Plan are made on a pre-tax basis through payroll deductions. The Company did not make any matching contributions to the Plan during the years ended December 31, 1996, 1995, and 1994.

12. Contingencies:

        The Company is involved in various disputes, claims or legal proceedings related to its normal course of business. In the opinion of management, all such matters are without merit or involve amounts, if disposed of unfavorably, which would not have a material adverse effect on the financial position or results of operations of the Company.

FaxSav Incorporated

13. Telstra Agreements:

        On January 18, 1994, the Company and Telstra Incorporated ("Telstra"), a wholly-owned subsidiary of Telstra Holding Pty Limited, entered into a Preferred Stock Purchase Agreement which provided for, among other things: (a) the sale and issuance of 17,311,021 shares of Series D Preferred Stock for a purchase price of $3,000,000 ($.1733 per share);
        (b) the grant of an option, on a one-time basis between January 1, 1996 and December 31, 1996, to acquire 100% of the fully diluted shares of the Company's outstanding common stock not owned by Telstra; (c) Telstra's designation of two of the five numbers of the Company's Board of Directors, whose size may not be increased without Telstra's approval; (d) Telstra's prior approval on certain business decisions of the Company, including business plans, annual budgets, issuance of securities and certain indebtedness; (e) an additional equity investment through the purchase of Series D Preferred Stock at $0.1733 per share of up to $1,250,000, if required by the Company, to be made by the current Preferred Stockholders (exclusive of Telstra) on a pro rata basis no later than January 31, 1995; and (f) under the terms of an amended stockholders agreement, the holders of a majority of the Registerable Securities, as defined, may request, after May 1, 1994, that the Company file a registration statement under the Securities Act of 1933.

        The proceeds from the issuance of the shares to Telstra were used for working capital and capital expenditures for the purpose of sustaining or expanding the Company's market share.

       On February 1, 1994, the Company and Telstra entered into a Service Agreement whereby the Company provided management, technical and other services in support of Telstra's "WorldFax" service in the U.S. for a period of 18 months. In consideration for these services, Telstra paid the Company total consideration of $750,000. The Company received $440,625 and $309,375 in 1995 and 1994, respectively, in accordance with the Service Agreement, which has been included as other revenue to offset operating expenses incurred in the accompanying statement of operations.

       On October 31, 1994, the Preferred Stock Purchase Agreement referred to above was amended in connection with the Company's intent to raise additional equity funds. The amended agreement provided for, among other things: (a) termination of Telstra's option to acquire 100% of the fully diluted shares of the Company's common stock; (b) an increase in the size of the Company's Board of Directors to six members upon the closing of additional equity financing of $2 million; (c) Telstra to designate one of the five original members of the Company's Board of Directors if Telstra's ownership were to fall below 20%, subject to adjustments with the approval of Telstra; and (d) if the Company completes an initial public offering of its common stock, it will no longer be subject to certain covenants and agreements with Telstra and Telstra will relinquish the ability to approve the Company's business decisions.

FaxSav Incorporated

13. Telstra Agreements (Continued):

        In December 1995, the Company and Telstra entered into a Stock Option Agreement which provided for, among other things, an option for the Company to purchase from Telstra, 8,655,510 shares of Series D Preferred Stock at an exercise price of $0.25 per share. Upon exercise of the option, Telstra could designate one of the six members of the Company's Board of Directors until the earlier of (a) Telstra's equity ownership in the Company falling below 5% on a fully diluted basis, or (b) an initial public offering of the Company's common stock, at which time Telstra would no longer have Board representation.

        In March 1996, the Company exercised its option to acquired 8,655,510 shares of Series D Preferred Stock at an aggregate purchase price of $2,163,878.

FaxSav Incorporated
Supplemental Schedule

Valuation and Qualifying Accounts

                                                               Additions
                                                      -----------------------------
                                          Balance       Charges to     Charges to                          Balance at
                                        Beginning of     Cost And        Other                               end of
                                         of Period       Expenses       Accounts         Deductions          Period
                                       -------------- -------------- --------------    --------------    --------------
Year ended December 31, 1994
Provisions for bad debts                 $    51,472    $    38,721    $    45,252(a)    $    45,252(b)    $    90,193
Provision for faxSAV connectors                    0         61,559                                             61,559
Accrual for legal defense                          0                                                                 0
Deferred tax asset valuation allowance     2,374,665                     1,659,234                           4,033,899
                                         -----------    -----------    -----------       -----------       ------------

                                         $ 2,426,137    $   100,280    $ 1,704,486       $    45,252       $ 4,185,651
                                         ===========    ===========    ===========       ===========       ===========

                                                               Additions
                                                      -----------------------------
                                          Balance       Charges to     Charges to                          Balance at
                                        Beginning of     Cost And        Other                               end of
                                         of Period       Expenses       Accounts         Deductions          Period
                                       -------------- -------------- --------------    --------------    --------------
Year ended December 31, 1995
Provisions for bad debts                 $    90,193    $   194,720    $    20,397(a)    $   130,573(b)    $   174,737
Provision for faxSAV connectors               61,559        230,416                                            291,975
Accrual for legal defense                                   400,000                                0           400,000
Deferred tax asset valuation allowance     4,033,899                     1,628,194                           5,662,093
                                         -----------    -----------    -----------       -----------       ------------

                                         $ 4,185,651    $   825,136    $ 1,648,591       $   130,573       $ 6,528,805
                                         ===========    ===========    ===========       ===========       ===========

                                                               Additions
                                                      -----------------------------
                                          Balance       Charges to     Charges to                          Balance at
                                        Beginning of     Cost And        Other                               end of
                                         of Period       Expenses       Accounts         Deductions          Period
                                       -------------- -------------- --------------    --------------    --------------
Year ended December 31, 1996
Provisions for bad debts                 $   174,737    $   219,400    $    37,268(a)    $   202,029(b)    $   229,376
Provision for faxSAV connectors              291,975        117,000                                            408,975
Accrual for legal defense                    400,000                                          18,927           381,073
Deferred tax asset valuation allowance     5,662,093                     2,661,207                           8,323,300
                                         -----------    -----------    -----------       -----------       ------------

                                         $ 6,528,805    $   336,400    $ 2,698,475       $   220,956       $ 9,342,724
                                         ===========    ===========    ===========       ===========       ===========

      (a)   Recoveries of accounts receivable
      (b)   Write-offs