Form 10-Q
period 1997-03-31
FAXSAV INC
filed 1997-05-15
CIK 1010677

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1997
                               ------------------------------
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                   to
                              -------------------  -----------------

                         Commission file number 0-09613

                               FAXSAV INCORPORATED
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its character)

            Delaware                              11-3025769
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

399 Thornall Street, Edison, New Jersey              08837
-------------------------------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code   (908) 906-2000

              Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by a check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,795,654 shares of the Company's Common Stock, $.01 par value, were outstanding as of May 9, 1997.

                               FAXSAV INCORPORATED

                        Index to March 31, 1997 Form 10-Q

--------------------------------------------------------------------------------
                                                                            Page
                                                                            ----
                         Part I - Financial Information

Item 1. Financial Statements

Condensed Balance Sheets - March 31, 1997 and
December 31, 1996 ........................................................    3

Condensed Statements of Operations -
Three Months Ended March 31, 1997 and 1996 ...............................    4

Condensed Statements of Cash Flow - Three Months Ended
March 31, 1997 and 1996 ..................................................    5

Notes to Condensed Financial Statements ..................................    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ....................    7

                          Part II - Other Information

Item 1. Legal Proceedings ................................................   16

Item 2. Changes in Securities ............................................   16

Item 3. Defaults upon Senior Securities ..................................   16

Item 4. Submission of Matters to a Vote of Security Holders ..............   16

Item 5. Other Information ................................................   16

Item 6. Exhibits and Reports on Form 8-K .................................   16

        Signatures .......................................................   18

                                         FAXSAV INCORPORATED
                                      CONDENSED BALANCE SHEETS

                                                                                    March 31,    December 31,
                                                                                     1997            1996
                                                                                  (Unaudited)
                                                                                  ------------   ------------
ASSETS
Current Assets
  Cash and cash equivalents                                                       $  5,996,769   $  7,923,105
  Marketable securities                                                                      0      1,002,513
  Accounts receivable, net of $255,754 and
   $229,376 allowance for bad debts, for March 31,
   1997 and December 31, 1996, respectively                                          2,277,877      2,015,155
  Prepaid expenses and other current assets                                            159,563        251,417
                                                                                  ------------   ------------
Total current assets                                                                 8,434,209     11,192,190

Property and equipment, net                                                          4,137,600      3,495,820
Other assets, net                                                                      174,233        169,211
                                                                                  ------------   ------------
Total assets                                                                      $ 12,746,042   $ 14,857,221
                                                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
  Accounts payable                                                                $    623,952   $    263,446
  Accrued expenses and
     other liabilities                                                               3,614,707      3,822,762
  Obligation under capital lease                                                       296,365        282,776
  Current portion of note payable to bank                                              152,111        152,111
                                                                                  ------------   ------------
Total current liabilities                                                            4,687,135      4,521,095

Obligation under capital lease                                                         314,379        398,662
Note payable to bank                                                                   240,843        278,871
                                                                                  ------------   ------------
Total liabilities                                                                    5,242,357      5,198,628
                                                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock,$0.01 par value;40,000,000 shares authorized; 9,809,876 and
       9,792,010 shares issued and 9,788,487 and 9,770,621 shares outstanding as of March 31, 1997 and December 31, 1996,
       respectively                                                                     97,885         97,706
  Additional paid-in capital                                                        34,633,428     34,616,745
  Accumulated deficit                                                              (27,227,613)   (25,055,843)
  Treasury stock, at cost 21,389 common shares
       as of March 31, 1997 and December 31, 1996                                          (15)           (15)
                                                                                  ------------   ------------
Total stockholder's equity                                                           7,503,685      9,658,593
                                                                                  ------------   ------------
Total liabilities and stockholders' equity                                        $ 12,746,042   $ 14,857,221
                                                                                  ============   ============

               The accompanying notes are an integral part of the
                         condensed financial statements

                               FAXSAV INCORPORATED
                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                      1997            1996
                                                                                  ------------   ------------
REVENUES                                                                          $  4,069,608   $  3,614,133

COST OF SERVICE                                                                      2,644,593      2,114,301
                                                                                  ------------   ------------
GROSS MARGIN                                                                         1,425,015      1,499,832

OPERATING EXPENSES:
   Network operations and support                                                      526,188        397,205
   Research and development                                                            463,375        315,247
   Sales and marketing                                                               1,453,022      1,348,495
   General and administrative                                                          805,512        686,209
   Depreciation and amortization                                                       431,286        272,241
                                                                                  ------------   ------------
OPERATING LOSS                                                                      (2,254,369)    (1,519,565)

OTHER INCOME (EXPENSE):
   Interest income (expense), net                                                       61,225        (18,254)
   Other income (expense), net                                                          21,374         18,733
                                                                                  ------------   ------------
Net loss                                                                          ($ 2,171,770)  ($ 1,519,086)
                                                                                  ============   ============
Historical net loss per common and
   equivalent share                                                                     ($0.22)        ($3.09)
                                                                                  ============   ============
Shares used in computing historical net
   loss per common and equivalent share                                              9,787,798        491,272
                                                                                  ============   ============
 Pro forma net loss per common and
   equivalent share                                                                     ($0.22)        ($0.17)
                                                                                  ============   ============
Shares used in computing proforma
   net loss per common and
   equivalent share                                                                  9,787,798      8,922,910
                                                                                  ============   ============

               The accompanying notes are an integral part of the
                         condensed financial statements

                               FAXSAV INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                      1997            1996
                                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        ($ 2,171,770)  ($ 1,519,086)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization expense                                             431,286        272,241
     Provision for doubtful accounts                                                    58,800         98,700
     Provision for unrecoverable equipment                                                   0        125,000
  Changes in assets and liabilities:
     Accounts receivable                                                              (321,522)      (156,864)
     Prepaid expenses and other current assets                                          91,854       (101,848)
     Other assets                                                                      (13,984)       (19,141)
     Accounts payable                                                                  360,506        (78,372)
     Accrued expenses and other liabilities                                           (208,054)       535,082
                                                                                  ------------   ------------
         Net cash used in operating activities                                      (1,772,884)      (844,288)
                                                                                  ------------   ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                                               (1,064,105)      (557,857)
                                                                                  ------------   ------------
         Net cash used in investing activities                                      (1,064,105)      (557,857)
                                                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments made under capital lease obligation                             (70,694)       (45,516)
    Repayments under line of credit                                                    (38,028)             0
    Proceeds from maturity of marketable securities                                  1,002,513              0
    Proceeds from issuance of preferred stock, net                                           0      7,964,349
    Proceeds from exercise of stock options and warrants                                16,862              0
    Treasury stock acquired                                                                  0     (2,163,878)
                                                                                  ------------   ------------
          Net cash provided by financing activities                                  (910,653)      5,754,955
                                                                                  ------------   ------------
NET INCREASE(DECREASE)                                                              (1,926,336)     4,352,810
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                                  7,923,105        552,370
                                                                                  ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  5,996,769   $  4,905,180
                                                                                  ============   ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Equipment acquired under capital lease                                                  0   $     94,147
                                                                                  ============   ============

               The accompanying notes are an integral part of the
                         condensed financial statements

                               FAXSAV INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the noted thereto included in its Annual Report on Form 10-K (Registration No. 333-09613) for the year ended December 31, 1996.

         The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month periods ended March 31, 1997 and 1996. The results for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2.       Pro Forma Net Loss Per Common and Equivalent Share

         Pro forma net loss per common and equivalent share for the three months ended March 31, 1996, is based on the weighted average number of shares outstanding during the periods presented, including the effect of a reverse stock split for common shares of one-for-nine shares completed in October 1996 prior to the effective date of the Company's registration statement on Form S-1 and conversion of all outstanding preferred stock into 7,791,981 shares of common stock. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No.83 ("SAB 83"), all shares, options and warrants issued during the twelve months immediately preceding the initial public offering were treated as if the had been outstanding for all periods, using the treasury stock method and assuming a per share price of $8.00, the initial public offering price. Common stock equivalents (i.e., convertible preferred stock and certain stock options and warrants) issued in earlier periods have not been included since the effect would be antidilutive.

3.       Contingencies

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

4.       Impact of Recently Issued Accounting Standards

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128"), designed to improve the EPS information provided in the financial statements by simplifying the existing computational guidelines, revising disclosure requirements, and increasing comparability of EPS data on an international basis. The statement requires dual presentation of basic and diluted EPS on the face of the income statement and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The adoption of this standard is required for the fiscal year ending December 31, 1997. The Company has not yet assessed the impact of SFAS No. 128 on the Company's results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Overview

FaxSav Incorporated (the "Company") derives its revenues from the provision of a variety of facsimile services largely to small to medium sized businesses and professionals involved in international commerce. Through the end of 1995, the Company offered its services exclusively to customers located in the United States. In the first quarter of 1996, the Company began to focus on the broader worldwide market for facsimile services through the introduction of client software to enable faxing from the computer desktop using the Internet as the means to access the FaxSav network. The Company's network in the United States includes interconnection with the existing worldwide telephony network, enabling delivery of facsimile transmissions to virtually any domestic or international destination. The Company plans to continue to install Internet nodes in key international telecommunications markets to enable the Company ultimately to route a majority of its customers' traffic through the Internet. The Company's revenue and expense levels have continued to increase, as the Company's customer base has expanded and the Company has invested in the design, development and marketing of its newer services, including faxSAV E-Z-List, a fax-to-fax broadcast service, and the faxSAV for Internet suite of services.

This report contains certain statements of a forward-looking nature relating to future events of the future financial performance of the Company. Stockholders are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this report, including the matters set forth under the caption "Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities," which could cause actual results to differ materially from those indicated by such forward-looking statements.

Results of Operations

The following table represents unaudited financial information expressed as a percentage of total revenues for the periods indicated. The Company believes that this information has been presented on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair representation for the periods presented.

                                                   Three Months Ended
                                                        March 31,
                                                  1997             1996
                                                  -----           -----
         Percentage of Revenues:
         Revenues                                 100.0%          100.0%
         Cost of service                           65.0            58.5
                                                  -----           -----
         Gross margin                              35.0            41.5
                                                  -----           -----
         Operating expenses
             Net operations and support            12.9            11.0
                                                  -----           -----
             Research and development              11.4             8.7
                                                  -----           -----
             Sales and marketing                   35.7            37.3
                                                  -----           -----
             General and administrative            19.8            19.0
                                                  -----           -----
             Depreciation and  amortization        10.6             7.5
                                                  -----           -----
                  Total operating expenses         90.4            83.5
                                                  -----           -----
         Operating loss                           (55.4)          (42.0)
                                                  -----           -----
         Interest income (expense), net             1.5             (.5)
                                                  -----           -----
         Other income (expense), net                 .5              .5
                                                  -----           -----
         Loss before income taxes                 (53.4)          (42.0)
                                                  -----           -----
         Provision for income taxes                 --              --
                                                  -----           -----
         Net loss                                 (53.4)%         (42.0)%
                                                  =====           =====

Three Months Ended March 31, 1997 and 1996

Revenues. Revenues, which consist primarily of customer usage charges, grew 12.6% to $4.1 million in the three months ended March 31, 997 from $3.6 million in the three months ended March 31, 1996 primarily as a result of the continued expansion of the Company's customer base, development of an international fax-to-fax customer base in 1997, and revenues from the Company's faxSAV EZ-List broadcast service and faxSAV for Internet suite of services first introduced in the first quarter of 1996.

Cost of service. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual facsimile volume. Cost of service increased as a result of the increase in facsimile volume for the period and also increased as a percentage of revenues in the three months ended March 31, 1997 to 65.0% from 58.5% in the three months ended March 31, 1996. The increased percentage is a result of a higher cost of service for the revenues generated from the Company's lower priced internet services. These revenues are being generated without complete benefit of the lower cost internet network deployment which is in process.

Network operations and support. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $.5 million and 12.9% of revenues in the three months ended March 31, 1997 from $.4 million and 11.0% of revenues in the three months ended March 31, 1996 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base.

Research and Development. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel. Research and development expenses increased to $.5 million from .$3 million, representing a 47% increase, in the three months ended March 31, 1997 in comparison to the three months ended March 31, 1996 due to the continuing development efforts for enhancements to the Company's Internet desktop-to-fax services both in client software and network enhancements, and the continuing development of the Company's faxSAV EZ-List broadcast service. As a percentage of revenues, these expenses increased to 11.4% in the three months ended March 31, 1997 from 8.7% in the three months ended March 31, 1996.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, third-party telemarketing charges and agent and dealer commissions. Sales and marketing expenses increased to $1.5 million for the three months ended March 31, 1997 in comparison to $1.3 million in the three months ended March 31, 1996, primarily for additional staff. However, as a percentage of revenues, these costs decreased to 35.7% from 37.3% for the 1997 and 1996 periods, respectively, as a result of higher revenues.

General and administrative. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses increased to $0.8 million and 19.8% of revenues in the three months ended March 31, 1997 from $0.7 million and 19.0% of revenues in the three months ended March 31, 1996. The increase in total general and administrative expenses and the percentage of revenues result from personnel increases to support the increased customer base and expenses incurred for management information system improvements.

Depreciation and amortization. Depreciation and amortization amounted to $0.4 million and 10.6% of revenues in the three months ended March 31, 1997 in comparison to $0.3 million and 7.5% of revenues in the three months ended March 31, 1996 primarily reflecting depreciation of the Company's investment in international internet nodes and in faxSAV Connectors installed at customer premises to allow access to the FaxSav network.

Provision for income taxes. The Company had losses for income tax purposes for the three months ended March 31, 1997 and 1996. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by an expected increase in valuation allowance for deferred tax assets.

Liquidity and Capital Resources

The Company has financed its cash requirements for operations and investments in equipment primarily through public and private sales of equity securities, bank borrowings and capital lease financing. No such financings were completed in the three months ended March 31, 1997. The net proceeds from the Company's initial public offering completed in October 1996 amounted to $10.6 million. Cash flows from the sales of equity securities amounted to $7.9 million in the three months ended March 31, 1996, net of issuance costs, $2.2 million of which were used to repurchase shares of the Company's Series D Preferred Stock from a major stockholder pursuant to a pre-existing option.

As a result of operating losses, cash used in operating activities amounted to $1.8 million in the three months ended March 31, 1997, as compared to $0.8 million for the comparable period in 1996. Cash used in investing activities, largely consisting of the purchase of equipment, amounted to $1.1 million in the three months ended March 31, 1997 and $0.6 million for the comparable period in 1996. The equipment primarily consisted of network equipment (particularly in the 1997 period) and faxSAV Connectors purchased by the Company for installation at customer locations. The Company has minimum usage commitments with its primary long-distance carriers. Through November 1997, the Company is obligated to LDDS WorldCom for a minimum monthly usage commitment of $0.25 million for international long distance service, and through April 1999, is obligated to MCI Communications Corp. for a minimum monthly usage commitment for total long distance services of $0.2 million per month.

The Company's principal sources of liquidity at March 31, 1997 included cash and cash equivalents of $6.0 million. The Company has agreed to terms for a $0.5 million secured equipment loan line commitment from Phoenix Growth Capital Corp. The Company has also agreed to terms for a $0.5 million secured revolving line of credit and a $1.0 million secured equipment line of credit with Silicon Valley Bank. Such credit lines will be available upon final approval of the loan documentation by both parties. However, there can be no assurance that such documentation will be approved and executed by the relevant parties. The Company currently believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for working capital and capital expenditure requirements through at least the end of 1997. Thereafter, if the Company does not begin to generate positive cash flows from operations in amounts that are sufficient to satisfy the Company's liquidity requirements, it will be necessary for the Company to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities.

History of Operating Losses; Accumulated Deficit. From its inception in 1989 through the three-month period ended March 31, 1997, the Company has experienced significant operating losses. The Company incurred operating losses of $3.6 million, $4.1 million and $7.5 million during the years ended December 31, 1994, 1995 and 1996, respectively, and $2.2 million during the three months ended March 31, 1997. The Company currently anticipates incurring further operating losses as it attempts to expand its business and there can be no assurance that its future operations will generate positive operating income. As of March 31, 1997, the Company had an accumulated deficit of $27.2 million.

The Company has generated net operating loss ("NOL") carryforwards for income tax purposes of approximately $23.0 million through December 31, 1996. These NOL carryforwards have been recorded as a deferred tax asset of approximately $8.3 million. Based upon the Company's history of operating losses and presently known factors, management has determined that it is more likely than not that the Company will be unable to generate sufficient taxable income prior to the expiration of these NOL carryforwards and has accordingly reduced its deferred tax assets to zero with a full valuation allowance.

Quarterly Fluctuations; Possible Volatility of Stock Price. The Company may in the future experience significant quarter to quarter fluctuations in its results of operations, which may result in volatility in the price of the Company's Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for the Company's services, the introduction of new services and service enhancements by the Company or its competitors, market acceptance of new services, the mix of revenues between Internet-based versus telephony-based deliveries, the timing of significant marketing programs, the number and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions. The Company's revenues are difficult to forecast. Shortfalls in revenues may adversely and disproportionately affect the Company's results of operations because a high percentage of the Company's operating expenses are relatively fixed, and planned expenditures, such as the anticipated expansion of the Company's Internet infrastructure, are based primarily on sales forecasts. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have affected the market price of securities of many companies in the telecommunications and technology industries and which may have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the market price of the Company's Common Stock. Accordingly, the Company believes that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that the Company will be profitable in any future quarter. Due to the foregoing factors, it is likely that in one or more future quarters the Company's operating results will be below the expectations of public market analysts and investors. Such an event would have a material adverse effect on the price of the Company's Common Stock.

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

Dependence upon Suppliers; Sole and Limited Sources of Supply. The Company relies on third parties to supply key components of its network infrastructure, including long distance telecommunications services and telecommunications node equipment, many of which are available only from sole or limited sources. LDDS WorldCom, MCI and Telstra are the primary providers of long distance telecommunications services to the Company. The Company has from time-to-time experienced partial interruptions of service from its telecommunications carriers which have temporarily prevented customers in limited geographical areas from reaching the FaxSav network. There can be no assurance that the Company will not experience partial or complete service interruptions in the future. The fixed term of the Company's contract with LDDS WorldCom expires on November 30, 1997, after which the contract will continue on a month-to-month basis until renegotiated by the parties or terminated by either party. There can be no assurance that LDDS WorldCom and the Company's other telecommunications providers will continue to provide long distance services to the Company at attractive rates, or at all, or that the Company will be able to obtain such services in the future from these or other long distance providers on the scale and within the time frames required by the Company. Any failure to obtain such services on a timely basis at an affordable cost, or any significant delays or interruptions of service from such carriers, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's nodes and its faxLauncher service utilize encryption technology in connection with the routing of customer documents through the Internet. The export of such encryption technology is regulated by the United States government. The Company has authority for the export of such encryption technology other than to Cuba, Iran, Libya, North Korea, Sudan and Syria. Nevertheless, there can be no assurance that such authority will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute its services outside of the United States or electronically. While the Company takes precautions against unlawful exportation of its software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of its services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of the Company's services, or new legislation or regulation could have a material adverse effect on the Company's business, financial condition and results of operations.

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits


Exhibit No.
-----------

3.1 Registrant's Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-09613 ("Registrant's Registration Statement")).
3.2 By-laws of the Registrant (incorporated by reference to exhibit 3.4 and 3.5 to the Registrant's Registration Statement).
4.1      Specimen Common Stock Certificate (incorporated by reference to exhibit
         4.1 to the Registrant's Registration Statement).
4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.
10.1 Fifth Amended and Restated Investor Rights Agreement (incorporated by reference to exhibit 10.1 to the Registrant's Registration Statement).
10.2 Amendment and waiver to Fifth Amended and Restated Investor Rights Agreement (incorporated by reference to exhibit 10.2 to the Registrant's Registration Statement).
10.3 1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the Registrant's Registration Statement).
10.4 1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).
10.5 Form of Officer Severance Agreement (incorporated by reference to exhibit 10.5 to the Registrant's Registration Statement).
10.6 Form of Director Severance Agreement (incorporated by reference to exhibit 10.6 to the Registrant's Registration Statement).
10.7** Telecommunications Services Agreement, between LDDS World Com and the Registrant, dated December 1, 1996
10.8* Agreement between MCI Telecommunications Corporation and the Registrant, effective March 1, 1996 (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement).

10.9 Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited Partnership, Thornall Associates and the Registrant, as extended and amended to date (incorporated by reference to exhibit
         10.10 to the Registrant's Registration Statement).
10.10 Credit Agreement, dated July 7, 1995, between the Company and Silicon Valley Bank, as amended to date (incorporated by reference to exhibit
         10.11 to the Registrant's Registration Statement).
10.11 Letter Agreement, dated November 1, 1994 between Telstra Incorporated and the Registrant (incorporated by reference to exhibit 10.12 to the Registrant's Registration Statement).
10.12 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated May 30, 1991 (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement).
10.13 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated September 16, 1992 (incorporated by reference to exhibit
         10.15 to the Registrant's Registration Statement).
10.14 Series D Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated October 28, 1993 (incorporated by reference to exhibit
         10.16 to the Registrant's Registration Statement).
10.15 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated February 15, 1993 (incorporated by reference to exhibit
         10.17 to the Registrant's Registration Statement).
10.16 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated May 5, 1994 (incorporated by reference to exhibit 10.18 to the Registrant's Registration Statement).
10.17 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated April 6, 1992 (incorporated by reference to exhibit
         10.19 to the Registrant's Registration Statement).
10.18 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated July 7, 1995 (incorporated by reference to exhibit
         10.20 to the Registrant's Registration Statement).
11.      Statement Re: Computation of Earnings per Share.
27.      Financial Data Schedule.

----------
*    Confidential treatment granted
**   Confidential treatment requested

           (b)  Reports on Form 8-K
                No reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FAXSAV INCORPORATED
                                  -------------------
                                      (Registrant)


Date: May 12, 1997                 /s/ Thomas F. Murawski
                                  -----------------------------------------
                                  Thomas F. Murawski
                                  Chief Executive  Officer, President and
                                  Chairman of the Board of Directors


Date: May 12, 1997                  /s/ Peter S. Macaluso
                                  -----------------------------------------
                                  Peter S. Macaluso
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer), Treasurer and Secretary

                               FAXSAV INCORPORATED

                                  Exhibit Index

Exhibit No.
-----------

3.1 Registrant's Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-09613 ("Registrant's Registration Statement")).
3.2 By-laws of the Registrant (incorporated by reference to exhibit 3.4 and 3.5 to the Registrant's Registration Statement).
4.1      Specimen Common Stock Certificate (incorporated by reference to exhibit
         4.1 to the Registrant's Registration Statement).
4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.
10.1 Fifth Amended and Restated Investor Rights Agreement (incorporated by reference to exhibit 10.1 to the Registrant's Registration Statement).
10.2 Amendment and waiver to Fifth Amended and Restated Investor Rights Agreement (incorporated by reference to exhibit 10.2 to the Registrant's Registration Statement).
10.3 1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the Registrant's Registration Statement).
10.4 1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).
10.5 Form of Officer Severance Agreement (incorporated by reference to exhibit 10.5 to the Registrant's Registration Statement).
10.6 Form of Director Severance Agreement (incorporated by reference to exhibit 10.6 to the Registrant's Registration Statement).
10.7** Telecommunications Services Agreement, between LDDS WorldCom and the Registrant, dated December 1, 1996.
10.8* Agreement between MCI Telecommunications Corporation and the Registrant, effective March 1, 1996 (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement).
10.9 Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited Partnership, Thornall Associates and the Registrant, as extended and amended to date (incorporated by reference to exhibit
         10.10 to the Registrant's Registration Statement).
10.10 Credit Agreement, dated July 7, 1995, between the Company and Silicon Valley Bank, as amended to date (incorporated by reference to exhibit
         10.11 to the Registrant's Registration Statement).
10.11 Letter Agreement, dated November 1, 1994 between Telstra Incorporated and the Registrant (incorporated by reference to exhibit 10.12 to the Registrant's Registration Statement).
10.12 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated May 30, 1991 (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement).
10.13 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated September 16, 1992 (incorporated by reference to exhibit
         10.15 to the Registrant's Registration Statement).

10.14 Series D Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated October 28, 1993 (incorporated by reference to exhibit
         10.16 to the Registrant's Registration Statement).
10.15 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated February 15, 1993 (incorporated by reference to exhibit
         10.17 to the Registrant's Registration Statement).
10.16 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated May 5, 1994 (incorporated by reference to exhibit 10.18 to the Registrant's Registration Statement).
10.17 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated April 6, 1992 (incorporated by reference to exhibit
         10.19 to the Registrant's Registration Statement).
10.18 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated July 7, 1995 (incorporated by reference to exhibit
         10.20 to the Registrant's Registration Statement).
11.      Statement Re: Computation of Earnings per Share.
27.      Financial Data Schedule.

----------
     *    Confidential treatment granted
     **   Confidential treatment requested

           (b)  Reports on Form 8-K
                No reports on Form 8-K.