Form 10-Q
period 1997-06-30
FAXSAV INC
filed 1997-08-14
CIK 1010677

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_________________ to ________________

                         Commission file number 0-09613

                               FAXSAV INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its character)


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

Registrant's telephone number, including area code (732) 906-2000


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

                        Index to June 30, 1997 Form 10-Q

--------------------------------------------------------------------------------

                                                                           Page
                                                                           ----
                         Part I - Financial Information

Item 1.   Financial Statements

          Condensed Balance Sheets - June 30, 1997 and December 31, 1996 .... 3

          Condensed Statements of Operations - Three and Six Months Ended
          June 30, 1997 and 1996............................................. 4

          Condensed Statements of Cash Flow - Six Months Ended June 30,
          1997 and 1996...................................................... 5

          Notes to Condensed Financial Statements............................ 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 8

                           Part II - Other Information

Item 1.   Legal Proceedings..................................................17

Item 2.   Changes in Securities..............................................17

Item 3.   Defaults upon Senior Securities....................................17

Item 4.   Submission of Matters to a Vote of Security Holders................17

Item 5.   Other Information..................................................17

Item 6.   Exhibits and Reports on Form 8-K...................................17

          Signatures.........................................................19

                               FAXSAV INCORPORATED
                            CONDENSED BALANCE SHEETS

                                                      June 30,     December 31,
                                                       1997          1996
                                                    (Unaudited)
                                                    -----------    ------------
ASSETS
Current assets
  Cash and cash equivalents                         $  3,836,088   $  7,923,105
  Marketable securities                                        0      1,002,513
  Accounts receivable, net of $285,694 and
   $229,376 allowance for bad debts, for
   June 30, 1997 and December 31, 1996,
   respectively                                        2,213,609      2,015,155
  Prepaid expenses and other current assets              159,368        251,417
                                                    ------------   ------------
Total current assets                                   6,209,065     11,192,190

Property and equipment, net                            4,366,873      3,495,820
Other assets, net                                        116,855        169,211
                                                    ------------   ------------
Total assets                                        $ 10,692,793   $ 14,857,221
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $     87,438   $    263,446
  Accrued expenses and other liabilities               3,628,929      3,822,762
  Obligation under capital lease                         299,073        282,776
  Current portion of notes payable                       185,717        152,111
                                                    ------------   ------------
Total current liabilities                              4,201,157      4,521,095

Obligation under capital lease                           240,978        398,662
Notes payable                                            554,950        278,871
                                                    ------------   ------------
Total liabilities                                      4,997,085      5,198,628
                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock,$0.01 par value;40,000,000
    shares authorized; 9,817,043 and 9,792,010
    shares issued and 9,795,654 and 9,770,621
    shares outstanding as of June 30, 1997 and
    December 31, 1996, respectively                       97,957         97,706
  Additional paid-in capital                          34,639,806     34,616,745
  Accumulated deficit                                (29,042,040)   (25,055,843)
  Treasury stock, at cost 21,389 common
    shares as of June 30, 1997 and
    December 31, 1996                                        (15)           (15)
                                                    ------------   ------------
Total stockholder's equity                             5,695,708      9,658,593
                                                    ------------   ------------
Total liabilities and stockholders' equity          $ 10,692,793   $ 14,857,221
                                                    ============   ============

               The accompanying notes are an integral part of the
                         condensed financial statements

                            FAXSAV INCORPORATED
                     CONDENSED STATEMENTS OF OPERATIONS
                                (unaudited)

                                    Three months ended          Six months ended
                                         June 30,                    June 30,
                                -------------------------   -------------------------
                                   1997          1996          1997          1996
                                -----------   -----------   -----------   -----------
Revenues                        $ 4,321,336   $ 3,831,033   $ 8,390,944   $ 7,445,166

Cost of service                   2,636,137     2,166,181     5,280,730     4,280,482
                                -----------   -----------   -----------   -----------

Gross margin                      1,685,199     1,664,852     3,110,214     3,164,684

Operating expenses:
Network operations and support      545,806       470,574     1,071,994       867,779
Research and development            469,701       465,618       933,076       780,865
Sales and marketing               1,331,509     1,674,807     2,784,531     3,023,302
General and administrative          800,254       689,103     1,605,766     1,375,312
Depreciation and amortization       414,649       314,607       845,935       586,848
                                -----------   -----------   -----------   -----------
Operating loss                   (1,876,720)   (1,949,857)   (4,131,088)   (3,469,422)
Interest income (expense), net       36,203        10,319        97,428        (7,935)
Other income(expense), net           26,089        26,551        47,463        45,284
                                -----------   -----------   -----------   -----------
Net loss                        ($1,814,428)  ($1,912,987)  ($3,986,197)  ($3,432,073)
                                ===========   ===========   ===========   ===========
Historical net loss per
common and equivalent share     ($     0.19)  ($     3.84)  ($     0.41)  ($     6.88)
                                ===========   ===========   ===========   ===========
Shares used in computing
historical net loss per
common and equivalent share       9,795,654       497,905     9,791,748       498,055
                                ===========   ===========   ===========   ===========
Proforma net loss per common
and equivalent share            ($     0.19)  ($     0.23)  ($     0.41)  ($     0.40)
                                ===========   ===========   ===========   ===========
Shares used in computing
proforma net loss per
common and equivalent share       9,795,654     8,296,930     9,791,748     8,609,119
                                ===========   ===========   ===========   ===========

               The accompanying notes are an integral part of the
                         condensed financial statements

                         FAXSAV INCORPORATED
                 CONDENSED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                     ---------------------------
                                                        1997            1996
                                                     ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           ($3,986,197)   ($3,432,073)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization expense               845,935        586,848
     Provision for doubtful accounts                     107,700        156,300
     Provision for unrecoverable equipment                     0        150,000
  Changes in assets and liabilities:
     Accounts receivable                                (306,154)        65,101
     Prepaid expenses and other current assets            92,049        (88,783)
     Other assets                                         37,169        (85,731)
     Accounts payable                                   (176,008)       176,597
     Accrued expenses and other liabilities             (193,833)       258,478
                                                     -----------    -----------
         Net cash used in operating activities        (3,579,339)    (2,213,263)
                                                     -----------    -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds from maturity of marketable
     securities                                        1,002,513              0
   Purchase of property and equipment                 (1,701,800)      (875,703)
                                                     -----------    -----------
         Net cash used in investing activities          (699,287)      (875,703)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments made under capital
      lease obligation                                  (141,387)      (101,309)
    Repayments of note payable                           (86,600)    (1,000,000)
    Proceeds from note payable                           396,285        665,786
    Proceeds from issuance of preferred
      stock, net                                               0      7,924,656
    Proceeds from exercise of stock options
      and warrants                                        23,311              0
    Treasury stock acquired                                    0     (2,163,878)
                                                     -----------    -----------
Net cash provided by financing activities                191,609      5,325,255
                                                     -----------    -----------

NET INCREASE(DECREASE)                                (4,087,017)     2,236,289
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                    7,923,105        552,370
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 3,836,088    $ 2,788,659
                                                     ===========    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES:
     Equipment acquired under capital lease                    0    $   306,072
                                                     ===========    ===========

     Issuance of common stock under option
       pursuant to severance agreement                         0    $    42,091
                                                     ===========    ===========

               The accompanying notes are an integral part of the
                         condensed financial statements

                               FAXSAV INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

      The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the noted thereto included in its Annual Report on Form 10-K for the year ended December 31, 1996.

      The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 1997 and 1996. The results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2.    Pro Forma Net Loss Per Common and Equivalent Share

      Pro forma net loss per common and equivalent share for the three and six months ended June 30, 1996, is based on the weighted average number of shares outstanding during the periods presented, including the effect of a reverse stock split for common shares of one-for-nine shares completed in October 1996 prior to the effective date of the Company's registration statement on Form S-1 and conversion of all outstanding preferred stock into 7,791,981 shares of common stock. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No.83 ("SAB 83"), all shares, options and warrants issued during the twelve months immediately preceding the initial public offering were treated as if the had been outstanding for all periods, using the treasury stock method and assuming a per share price of $8.00, the initial public offering price. Common stock equivalents (i.e., convertible preferred stock and certain stock options and warrants) issued in earlier periods have not been included since the effect would be antidilutive.

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

      In June 1997 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. For the Company, this means the standard is effective January 1, 1998. Since this standard applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

      In June 1997 the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an enterprise and Related Information". SFAS No. 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The standard defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. In addition, this standard requires the disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. The statement is also effective for fiscal years beginning after December 15, 1997. For the Company, this means the standard is effective January 1, 1998. Since this standard applies only to the presentation of segment information, it will not have any impact on the Company's results of operations, financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

FaxSav Incorporated (the "Company") derives its revenues from the provision of a variety of facsimile services largely to small to medium sized businesses and professionals involved in international commerce. Through the end of 1995, the Company offered its services exclusively to customers located in the United States. In the first quarter of 1996, the Company began to focus on the broader worldwide market for facsimile services through the introduction of client software to enable faxing from the computer desktop using the Internet as the means to access the FaxSav network. In the fourth quarter of 1996, the Company began offering fax-to-fax services through local resellers in certain countries where an Internet node was installed. The Company's network in the United States includes interconnection with the existing worldwide telephony network, enabling delivery of facsimile transmissions to virtually any domestic or international destination. The Company plans to continue to install Internet nodes in key international telecommunications markets to enable the Company ultimately to route a majority of its customers' traffic through the Internet.

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

                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                           1997      1996      1997      1996
                                          ------    ------    ------    ------
Percentage of Revenues:
Revenues                                   100.0%    100.0%    100.0%    100.0%

Cost of service                             61.0      56.5      62.9      57.5
                                          ------    ------    ------    ------

Gross margin                                39.0      43.5      37.1      42.5
                                          ------    ------    ------    ------
Operating expenses
    Net operations and support              12.6      12.3      12.8      11.7
    Research and development                10.9      12.2      11.1      10.5

    Sales and marketing                     30.8      43.7      33.2      40.6
    General and administrative              18.5      18.0      19.1      18.5
    Depreciation and amortization            9.6       8.2      10.1       7.9
                                          ------    ------    ------    ------
         Total operating expenses           82.4      94.4      86.3      89.2
                                          ------    ------    ------    ------

Operating loss                             (43.4)    (50.9)    (49.2)    (46.7)
                                          ------    ------    ------    ------
Interest income (expense), net               0.8       0.3       1.1      (0.1)
Other income (expense), net                  0.6       0.7       0.6       0.6
                                          ------    ------    ------    ------

Loss before income taxes                   (42.0)    (49.9)    (47.5)    (46.1)
                                          ------    ------    ------    ------
Provision for income taxes                    --        --        --        --
                                          ------    ------    ------    ------
Net loss                                   (42.0)%   (49.9)%   (47.5)%   (46.1)%
                                          ======    ======    ======    ======

Three Months Ended June 30, 1997 and 1996

Revenues. Revenues, which consist primarily of customer usage charges, grew 12.8% to $4.3 million in the three months ended June 30, 1997 from $3.8 million in the three months ended June 30, 1996 primarily as a result of the continued expansion of the Company's customer base, development of an international fax-to-fax customer base in 1997, and increased revenues from the Company's faxSAV EZ-List broadcast service and faxSAV for Internet suite of services first introduced in the first quarter of 1996.

Cost of service. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual facsimile volume. Cost of service increased as a result of the increase in facsimile volume for the period and also increased as a percentage of revenues in the three months ended June 30, 1997 to 61.0% from 56.5% in the three months ended June 30, 1996. The increased percentage is a result of a higher cost of service for the revenues generated from the Company's lower priced Internet services. These revenues are being generated without complete benefit of the lower cost Internet network deployment which is in process.

Network operations and support. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs amounted to $0.5 million for the three month periods ended June 30, 1997 and 1996 representing 12.6% and 12.3% respectively, of the revenues for the 1997 and 1996 periods.

Research and Development. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel largely for the continuing development efforts for enhancements to the company's Internet desktop-to-fax services and faxSAV EZ-List broadcast service. Research and development expenses amounted to $0.5 million for the three months ended June 30, 1997 and 1996. As a percentage of revenues, these expenses decreased to 10.9% in the three months ended June 30, 1997 from 12.2% in the three months ended June 30, 1996 as a result of the increase in revenues in the 1997 period.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, third-party telemarketing charges and agent and dealer commissions. Sales and marketing expenses decreased to $1.3 million for the three months ended June 30, 1997 in comparison to $1.7 million in the three months ended June 30, 1996, primarily as a result of reduced spending for third party telemarketing programs in the 1997 period in connection with the Company's change in focus to a direct selling group and higher expenses incurred in the 1996 period for trade shows and an advertising and promotion campaign for the introduction of the faxSAV for Internet suite of services. As a percentage of revenues, these costs decreased to 30.8% from 43.7% for the 1997 and 1996 periods, respectively, as a result of reduced spending and higher revenues.

General and administrative. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses increased to $0.8 million and 18.5% of revenues in the three months ended June 30, 1997 from $0.7 million and 18.0% of revenues in the three months ended June 30, 1996. The increase in total general and administrative expenses and the percentage of revenues result from (1) personnel increases to support the increased customer base and to develop management information systems and (2) expenses incurred in 1997 related to the continuing filing and other requirements for the company's publicly traded stock.

Depreciation and amortization. Depreciation and amortization increased to $0.4 million and 9.6% of revenues in the three months ended June 30, 1997 in comparison to $0.3 million and 8.2% of revenues in the three months ended June 30, 1996 primarily reflecting depreciation of the Company's increased investment in international Internet nodes to implement the Company's strategy to deploy a global Internet network and in faxSAV Connectors installed at customer premises to allow access to the FaxSav network.

Provision for income taxes. The Company had losses for income tax purposes for the three months ended June 30, 1997 and 1996. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by an expected increase in valuation allowance for deferred tax assets.

Six Months Ended June 30, 1997 and 1996

Revenues. Revenues grew 12.7% to $8.4 million in the six months ended June 30, 1997 from $7.4 million in the six months ended June 30, 1996 primarily as a result of the continued expansion of the Company's customer base, development of an international fax-to-fax customer base in 1997, and revenues from the Company's faxSAV EZ-List broadcast service and faxSAV for Internet suite of services first introduced in the first quarter of 1996.

Cost of service. Cost of service increased as a result of the increase in facsimile volume for the period and also increased as a percentage of revenues in the six months ended June 30, 1997 to 62.9% from 57.5% in the six months ended June 30, 1996. The increased percentage is a result of a higher cost of service for the revenues generated from the Company's lower priced Internet services. These revenues are being generated without complete benefit of the lower cost Internet network deployment which is in process.

Network operations and support. Network operations and support costs increased to $1.1 million and 12.8% of revenues in the six months ended June 30, 1997 from $0.9 million and 11.7% of revenues in the six months ended June 30, 1996 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base.

Research and Development. Research and development expenses increased to $0.9 million from $0.8 million in the six months ended June 30, 1997 in comparison to the six months ended June 30, 1996 due to the continuing development efforts for enhancements to the Company's Internet desktop-to-fax services both in client software and network enhancements, and the continuing development of the Company's faxSAV EZ-List broadcast service. As a percentage of revenues, these expenses increased to 11.1% in the six months ended June 30, 1997 from 10.5% in the six months ended June 30, 1996.

Sales and Marketing. Sales and marketing expenses decreased to $2.8 million and 33.2% of revenues for the six months ended June 30, 1997 in comparison to $3.0 million and 40.6% of revenues in the three months ended June 30, 1996. These costs decreased as a result of reduced spending for the third party telemarketing programs in the 1997 period in connection with the Company's change in focus to a direct selling group and higher expenses incurred in the 1996 period for trade shows and an advertising and promotion campaign for the introduction of the faxSAV for Internet suite of services.

General and administrative. General and administrative expenses increased to $1.6 million and 19.1% of revenues in the six months ended June 30, 1997 from $1.4 million and 18.5% of revenues in the six months ended June 30, 1996. The increase in total general and administrative expenses and the percentage of revenues result from personnel increases to support the increased customer base and expenses incurred for management information system improvements.

Depreciation and amortization. Depreciation and amortization increased to $0.8 million and 10.1% of revenues in the six months ended June 30, 1997 in comparison to $0.6 million and 7.9% of revenues in the six months ended June 30, 1996 primarily reflecting depreciation of the Company's increased investment in international Internet nodes to implement the Company's strategy to deploy a global Internet network and in faxSAV Connectors installed at customer premises to allow access to the FaxSav network.

Provision for income taxes. The Company had losses for income tax purposes for the six months ended June 30, 1997 and 1996. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by an expected increase in valuation allowance for deferred tax assets.

Liquidity and Capital Resources

The Company has financed its cash requirements for operations and investments in equipment primarily through public and private sales of equity securities, bank borrowings and capital lease financing. During the six months ended June 30, 1997, the Company entered into an agreement for a $0.5 million equipment loan facility from Phoenix Growth Capital Corp. and $0.4 million was outstanding under this facility as of June 30, 1997. The net proceeds from the Company's initial public offering completed in October 1996 amounted to $10.6 million. Cash flows from the sales of equity securities amounted to $7.9 million in the six months ended June 30, 1996, net of issuance costs, $2.2 million of which were used to repurchase shares of the Company's Series D Preferred Stock from a major stockholder pursuant to a pre-existing option.

As a result of operating losses, cash used in operating activities amounted to $3.6 million in the six months ended June 30, 1997, as compared to $2.2 million for the comparable period in 1996. Cash used in investing activities, largely consisting of the purchase of equipment, amounted to $1.7 million in the six months ended June 30, 1997 and $0.9 million for the comparable period in 1996. The equipment primarily consisted of network equipment (particularly in the 1997 period) and faxSAV Connectors purchased by the Company for installation at customer locations. The Company has minimum usage commitments with its primary long-distance carriers. Through November 1997, the Company is obligated to LDDS WorldCom for a minimum monthly usage commitment of $0.25 million for international long distance service, and through April 1999, is obligated to MCI Communications Corp. for a minimum monthly usage commitment for total long distance services of $0.2 million per month.

The Company's principal sources of liquidity at June 30, 1997 included cash and cash equivalents of $3.8 million and the $0.1 million balance of the equipment loan line from Phoenix Growth Capital Corp. The Company has also agreed to terms for a $0.8 million secured equipment line of credit with Silicon Valley Bank. Such credit line will be available upon final approval of the loan documentation by both parties. However, there can be no assurance that such documentation will be approved and executed by the relevant parties. The Company currently believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for working capital and capital expenditure requirements through at least the end of 1997. Thereafter, if the Company does not begin to generate positive cash flows from operations in amounts that are sufficient to satisfy the Company's liquidity requirements, it will be necessary for the Company to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities.

History of Operating Losses; Accumulated Deficit. From its inception in 1989 through the six-month period ended June 30, 1997, the Company has experienced significant operating losses. The Company incurred operating losses of $3.6 million, $4.1 million and $7.5 million during the years ended December 31, 1994, 1995 and 1996, respectively, and $4.0 million during the six months ended June 30, 1997. The Company currently anticipates incurring further operating losses as it attempts to expand its business and there can be no assurance that its future operations will generate positive operating income. As of June 30, 1997, the Company had an accumulated deficit of $29.0 million.

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

Future Capital Needs; Uncertainty of Additional Financing; Dilution. The Company currently believes that its current cash and cash equivalents will be sufficient to meet its presently anticipated cash needs for working capital and capital expenditure requirements through at least the end of 1997. Thereafter, if the Company does not begin to generate positive cash flows from operations in amounts that are sufficient to satisfy the Company's liquidity requirements, it will be necessary for the Company to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in the event that the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Company's securities.

Dependence on Network Infrastructure; No Assurance of Successful Internet-Capable Node Deployment. The Company's future success will depend in part upon the capacity, reliability and security of its network infrastructure and in particular upon its ability to successfully deploy an international network of Internet-capable facsimile nodes. The Company must continue to expand and adapt its network infrastructure as the number of customers and the volume of traffic they wish to transmit increases. The expansion and adaptation of the Company's network infrastructure will require substantial financial, operational and management resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet any additional demand on a timely basis, at a commercially reasonable cost, or at all. In addition, there can be no assurance that the Company will be able to deploy the contemplated Internet-capable facsimile node expansion on a timely basis, at a commercially reasonable cost, or at all. Any failure of the Company to expand its network infrastructure on a timely basis, to adapt it to changing customer requirements or evolving industry standards or to deploy the contemplated Internet-capable facsimile node infrastructure on a timely basis, or at all, would have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to satisfy the regulatory requirements in each of the countries currently targeted for node deployment, which may prevent the Company from installing Internet-capable facsimile nodes in such countries and may have a material adverse effect on the Company's business, operating results and financial condition.

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

The Company's current and prospective competitors generally fall into the following groups: (i) telecommunication companies, such as AT&T Corp. ("AT&T"), MCI Communications Corp., Inc. ("MCI"), Sprint Corp. ("Sprint"), LDDS WorldCom Inc. ("LDDS WorldCom") and the regional Bell operating companies; (ii) telecommunications resellers, such as Frontier Corporation, Biztel Corporation and Eastern Telecom Corporation; (iii) Internet service providers, such as Uunet Technologies, Inc. and NETCOM On-Line Communications Services, Inc., (iv) on-line services providers, such as Microsoft Corporation, America Online, Inc. and CompuServe Incorporated and (v) direct fax delivery competitors, including Xpedite Systems, Inc. and Unifi Communication. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can the Company. Further, the foundation of the Company's telephony network infrastructure consists of the right to use the telecommunications lines of several of the above-mentioned long distance carriers, including LDDS WorldCom and MCI. There can be no assurance that these companies will not discontinue or otherwise alter their relationships with the Company in a manner that would have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of the Company's larger potential customers may seek to internally fulfill their fax communication needs through the deployment of their own computerized fax communications systems or network infrastructures for intra-company faxing.

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

On August 7, 1997, the Federal Communications Commission (the "FCC") issued new rules which may significantly reduce the cost of international calls originating in the United States. Such rules are scheduled to be phased in over a five-year period starting on January 1, 1998. To the extent that these new regulations are implemented and result in reductions in the cost of international calls originating in the United States, the Company will face increased competition for its international fax services which may have a material adverse effect on the Company's business, financial condition or results of operations.

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

Limited Protection of Intellectual Property Rights; Risk of Third Party Claims of Infringement. The Company's success is dependent upon its proprietary technology. The Company relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has been granted a patent related to its faxSAV Connector and has a patent application pending for its "e-mail Stamps" security technology incorporated into its faxMailer service. There can be no assurance that patents will issue from such applications or that present or future patents will provide sufficient protection to the Company's present or future technologies, services and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's know-how. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

The Company does not believe that any of its services, trademarks or other proprietary rights infringe upon valid proprietary rights of third parties. However, the Company is aware that another third party has recently brought patent infringement actions against several facsimile service providers and there can be no assurance that this or other third parties will not assert infringement claims against the Company in the future. Patents have been granted recently on fundamental technologies in the communications and desktop software areas, and patents may issue which relate to fundamental technologies incorporated in the Company's services. As patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to the Company's services. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims that the Company has infringed upon the proprietary rights of others, which costs and diversion could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to license and sell its services in the United States or abroad. Any such judgment could have a material adverse effect on the Company's business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on terms acceptable to the Company, or at all. The failure to obtain any necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Government Regulation. The Company is subject to regulation by various state public service and public utility commissions and by various international regulatory authorities.

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

On August 7, 1997, the FCC issued new rules which may significantly reduce the cost of international calls originating in the United States. Such rules are scheduled to be phased in over a five year period starting on January 1, 1998. To the extent that these new regulations are implemented and result in reductions in the cost of international calls originating in the United States, the Company will face increased competition for its international fax services which may have a material adverse effect on the Company's business, financial condition or results in operations.

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

                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

       (a) The Company's annual meeting of stockholders was held on May 20, 1997.

       (b) Mr. Howley was reelected as director for a three-year term expiring in 2000. Messrs. Murawski, Drazan and Labant continue as directors.

       (c)  Motions before stockholders:

            1. Election as director as follows:

     Name             Votes For   Votes Against   Abstentions   Broker Non-Votes

     Peter A. Howley  5,295,437         0            6,899          4,493,318

            2. Resolution ratifying selection of Coopers & Lybrand L.L.P., independent public accounts, as auditors of the Company for the fiscal year ending December 31, 1997.

                      Votes For   Votes Against   Abstentions   Broker Non-Votes

                      5,301,826        10              500          4,493,318

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

3.3   Amendment to By-laws of the Registrant, dated April 25, 1997.

4.1   Specimen Common Stock Certificate (incorporated by reference to exhibit
      4.1 to the Registrant's Registration Statement).

4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

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

10.3 1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the Registrant's Registration Statement).

10.4 1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).

10.5  Form of Officer Severance Agreement (incorporated by reference to exhibit
      10.5 to the Registrant's Registration Statement).

10.6  Form of Director Severance Agreement (incorporated by reference to exhibit
      10.6 to the Registrant's Registration Statement).

10.7* Telecommunications Services Agreement, between LDDS World Com and the
      Registrant, dated December 1, 1996 (incorporated by reference to Exhibit
      10.7 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997).

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

                               FAXSAV INCORPORATED
                                  (Registrant)


Date: August 12, 1997          /s/ Thomas F. Murawski
                               -----------------------------------------------
                               Thomas F. Murawski
                               Chief Executive Officer, President and Chairman
                               of the Board of Directors


Date: August 12, 1997          /s/ Peter S. Macaluso
                               -----------------------------------------------
                               Peter S. Macaluso
                               Chief Financial Officer (Principal Financial and
                               Accounting Officer), Treasurer and Secretary

                              FAXSAV INCORPORATED

                                 Exhibit Index

Exhibit No.

3.1   Registrant's  Sixth Amended and Restated  Certificate  of  Incorporation
      (incorporated   by  reference   to  exhibit  3.3  to  the   Registrant's
      Registration   Statement  on  Form  S-1,   Registration   No.  333-09613
      ("Registrant's Registration Statement")).
3.2 By-laws of the Registrant (incorporated by reference to exhibit 3.4 and 3.5 to the Registrant's Registration Statement).
3.3   Amendment to the By-laws of the Registrant, dated April 25, 1997.
4.1   Specimen Common Stock Certificate  (incorporated by reference to exhibit
      4.1 to the Registrant's Registration Statement).
4.2 See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.
10.1 Fifth Amended and Restated Investor Rights Agreement (incorporated by reference to exhibit 10.1 to the Registrant's Registration Statement).
10.2 Amendment and waiver to Fifth Amended and Restated Investor Rights Agreement (incorporated by reference to exhibit 10.2 to the Registrant's Registration Statement).
10.3 1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the Registrant's Registration Statement).
10.4 1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).
10.5  Form of Officer Severance Agreement (incorporated by reference to exhibit
      10.5 to the Registrant's Registration Statement).
10.6  Form of Director Severance Agreement (incorporated by reference to exhibit
      10.6 to the Registrant's Registration Statement).
10.7* Telecommunications Services Agreement, between LDDS WorldCom and the
      Registrant, dated December 1, 1996 (incorporated by reference to Exhibit
      10.7 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997).
10.8* Agreement between MCI Telecommunications Corporation and the Registrant, effective March 1, 1996 (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement).
10.9 Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited Partnership, Thornall Associates and the Registrant, as extended and amended to date (incorporated by reference to exhibit 10.10 to the Registrant's Registration Statement).
10.10 Credit Agreement, dated July 7, 1995, between the Company and Silicon Valley Bank, as amended to date (incorporated by reference to exhibit
      10.11 to the Registrant's Registration Statement).
10.11 Letter Agreement, dated November 1, 1994 between Telstra Incorporated and the Registrant (incorporated by reference to exhibit 10.12 to the Registrant's Registration Statement).
10.12 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated May 30, 1991 (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement).
10.13 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated September 16, 1992 (incorporated by reference to exhibit 10.15 to the Registrant's Registration Statement).

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