Form 10-Q
period 1997-09-30
FAXSAV INC
filed 1997-11-13
CIK 1010677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

    (Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from______ to ______
                         Commission file number 0-09613

                              FAXSAV INCORPORATED
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its character)


        Delaware                                      11-3025769
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

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

                                    YES  X   NO
                                       -----    -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,795,654 shares of the Company's Common Stock, $.01 par value, were outstanding as of May 9, 1997.

                              FAXSAV INCORPORATED

                     INDEX TO SEPTEMBER 30, 1997 FORM 10-Q

                                                                                                                    PAGE
                                                                                                                    -----
                                             Part I--Financial Information
Item 1.    Financial Statements
           Condensed Balance Sheets--September 30, 1997 and December 31, 1996...............................           3
           Condensed Statements of Operations -Three and Nine Months Ended September 30, 1997 and 1996......           4
           Condensed Statements of Cash Flow--Nine Months Ended September 30, 1997 and 1996.................           5
           Notes to Condensed Financial Statements..........................................................           6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............           8
                                              Part II--Other Information
Item 1.    Legal Proceedings................................................................................          17
Item 2.    Changes in Securities............................................................................          17
Item 3.    Defaults upon Senior Securities..................................................................          17
Item 4.    Submission of Matters to a Vote of Security Holders..............................................          17
Item 5.    Other Information................................................................................          17
Item 6.    Exhibits and Reports on Form 8-K.................................................................          17
           Signatures.......................................................................................          19

                              FAXSAV INCORPORATED
                            CONDENSED BALANCE SHEETS

                                                                                     SEPTEMBER 30,
                                                                                         1997       DECEMBER 31,
                                                                                      (UNAUDITED)       1996
                                                                                     -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents........................................................  $   2,529,911  $   7,923,105
  Marketable securities............................................................              0      1,002,513
  Accounts receivable, net of allowances of $337,663 and $229,376 for September 30,
    1997 and December 31, 1996, respectively.......................................      2,305,616      2,015,155
  Prepaid expenses and other current assets........................................         29,975        251,417
                                                                                     -------------  -------------
  Total current assets.............................................................      4,865,502     11,192,190
Property and equipment, net........................................................      4,261,211      3,495,820
Other assets, net..................................................................        156,738        169,211
                                                                                     -------------  -------------
Total assets.......................................................................  $   9,283,451  $  14,857,221
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $     238,677  $     263,446
  Accrued expenses and other liabilities...........................................      3,414,242      3,822,762
  Obligation under capital lease...................................................        307,222        282,776
  Current portion of notes payable.................................................        283,042        152,111
                                                                                     -------------  -------------
Total current liabilities..........................................................      4,243,183      4,521,095
Obligation under capital lease.....................................................        164,393        398,662
Notes payable......................................................................        824,189        278,871
                                                                                     -------------  -------------
Total liabilities..................................................................      5,231,765      5,198,628
                                                                                     -------------  -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock,$0.01 par value;40,000,000 shares authorized; 9,817,043 and
    9,792,010 shares issued and 9,795,654 and 9,770,621 shares outstanding as of
    September 30, 1997 and December 31, 1996, respectively.........................         97,957         97,706
  Additional paid-in capital.......................................................     34,639,806     34,616,745
  Accumulated deficit..............................................................    (30,686,062)   (25,055,843)
  Treasury stock, at cost 21,389 common shares as of September 30, 1997 and
    December 31, 1996..............................................................            (15)           (15)
                                                                                     -------------  -------------
Total stockholders' equity.........................................................      4,051,686      9,658,593
                                                                                     -------------  -------------
Total liabilities and stockholders' equity.........................................  $   9,283,451  $  14,857,221
                                                                                     -------------  -------------
                                                                                     -------------  -------------

     The accompanying notes are an integral part of the condensed financial statements

                              FAXSAV INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30,                SEPTEMBER 30,
                                                        ---------------------------  ----------------------------
                                                            1997          1996           1997           1996
                                                        ------------  -------------  -------------  -------------
Revenues..............................................  $  4,423,634  $   3,769,544  $  12,814,578  $  11,214,710
Cost of service.......................................     2,549,938      2,223,875      7,830,668      6,504,356
                                                        ------------  -------------  -------------  -------------
Gross margin..........................................     1,873,696      1,545,669      4,983,910      4,710,354
Operating expenses:
Network operations and support........................       596,832        545,093      1,668,826      1,412,872
Research and development..............................       482,795        525,193      1,415,871      1,306,056
Sales and marketing...................................     1,211,031      1,510,809      3,995,562      4,534,113
General and administrative............................       797,466        576,552      2,403,232      1,951,864
Depreciation and amortization.........................       451,408        343,117      1,297,343        929,964
                                                        ------------  -------------  -------------  -------------
Operating loss........................................    (1,665,836)    (1,955,095)    (5,796,924)    (5,424,515)
Interest income ( expense ), net......................          (597)       (20,440)        96,831        (28,375)
Other income..........................................        22,411         25,597         69,874         70,878
                                                        ------------  -------------  -------------  -------------
Net loss..............................................  ($ 1,644,022) ($  1,949,938) ($  5,630,219) ($  5,382,012)
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------
Historical net loss per common and equivalent share...  ($      0.17) ($       3.66) ($       0.58) ($      10.55)
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------
Shares used in computing historical net loss per
  common and equivalent share.........................     9,795,654        532,196      9,793,064        509,561
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------
Pro forma net loss per common and equivalent share....  ($      0.17) ($       0.23) ($       0.58) ($       0.63)
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------
Shares used in computing pro forma net loss per common
  and equivalent share................................     9,795,654      8,323,183      9,793,064      8,514,098
                                                        ------------  -------------  -------------  -------------
                                                        ------------  -------------  -------------  -------------

     The accompanying notes are an integral part of the condensed financial statements

                              FAXSAV INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..........................................................................  ($  5,630,219) ($  5,382,012)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization expense...........................................      1,297,343        929,964
    Provision for doubtful accounts.................................................        175,520        183,300
    Provision for unrecoverable equipment...........................................        (20,000)       150,000
  Changes in assets and liabilities:
    Accounts receivable.............................................................       (465,981)      (254,317)
    Prepaid expenses and other current assets.......................................        221,442       (477,590)
    Other assets....................................................................        (11,729)       (90,425)
    Accounts payable................................................................        (24,769)       753,993
    Accrued expenses and other liabilities..........................................       (388,519)       688,920
                                                                                      -------------  -------------
      Net cash used in operating activities.........................................     (4,846,912)    (3,498,167)
                                                                                      -------------  -------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Proceeds from maturity of marketable securities...................................      1,002,513              0
  Purchase of property and equipment................................................     (2,038,532)    (1,793,632)
                                                                                      -------------  -------------
  Net cash used in investing activities.............................................     (1,036,019)    (1,793,632)
                                                                                      -------------  -------------
      CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments made under capital lease obligation..........................       (209,823)      (157,743)
    Repayments of note payable......................................................       (132,485)    (1,000,000)
    Proceeds from note payable......................................................        808,734        956,334
    Proceeds from issuance of preferred stock, net..................................              0      7,932,715
    Proceeds from exercise of stock options and warrants............................         23,311              0
    Treasury stock acquired.........................................................              0     (2,163,878)
                                                                                      -------------  -------------
Net cash provided by financing activities...........................................        489,737      5,567,428
                                                                                      -------------  -------------
NET INCREASE(DECREASE)..............................................................     (5,393,194)       275,629
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................      7,923,105        552,370
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................  $   2,529,911  $     827,999
                                                                                      -------------  -------------
                                                                                      -------------  -------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
    Equipment acquired under capital lease..........................................              0  $     421,805
                                                                                      -------------  -------------
                                                                                      -------------  -------------
    Issuance of common stock under option pursuant to severance agreement...........              0  $      42,091
                                                                                      -------------  -------------
                                                                                      -------------  -------------

     The accompanying notes are an integral part of the condensed financial statements

                              FAXSAV INCORPORATED
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The unaudited condensed financial statements included herein have been prepared by the Company in accordance with the requirements of Form 10-Q, and consequently do not include disclosures normally made in the annual report on Form 10-K. The December 31, 1996 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1996.

    The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 1997 and 1996. The results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results expected for the full fiscal year.

2. PRO FORMA NET LOSS PER COMMON AND EQUIVALENT SHARE

    Pro forma net loss per common and equivalent share for the three and nine months ended September 30, 1996, is based on the weighted average number of shares outstanding during the periods presented, including the effect of a reverse stock split for common shares of one-for-nine shares completed in October 1996 prior to the effective date of the Company's registration statement on Form S-1 and conversion of all outstanding preferred stock into 7,791,981 shares of common stock. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No.83 ("SAB 83"), all shares, options and warrants issued during the twelve months immediately preceding the initial public offering were treated as if they had been outstanding for all periods, using the treasury stock method and assuming a per share price of $8.00, the initial public offering price. Common stock equivalents (i.e., convertible preferred stock and certain stock options and warrants) issued in earlier periods have not been included since the effect would be antidilutive.

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

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the Company SFAS 130 is effective for fiscal years beginning after

December 15, 1997. Since this standard applies only to the presentation of comprehensive income, it will not have any impact on the Company's results of operations, financial position or cash flows.

    In June 1997, the Financial Accounting Standards Board also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes the standards for the manner in which public enterprises are required to report financial and descriptive information about their operating segments. The standard defines operating segments as components of an enterprise for which separate financial information is available and evaluated regularly as a means for assessing segment performance and allocating resources to segments. In addition, this standard requires the disclosure of information concerning revenues derived from the enterprise's products or services, countries in which it earns revenue or holds assets, and major customers. For the Company SFAS 131 is also effective for fiscal years beginning after December 15, 1997.

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

                                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                             --------------------  --------------------
                                                               1997       1996       1997       1996
                                                             ---------  ---------  ---------  ---------
Percentage of Revenues:
Revenues...................................................  100.0%         100.0%     100.0%     100.0%
Cost of service............................................   57.6           59.0       61.1       58.0
                                                             ---------  ---------  ---------  ---------
Gross margin...............................................   42.4           41.0       38.9       42.0
                                                             ---------  ---------  ---------  ---------
Operating expenses
  Net operations and support...............................   13.5           14.5       13.0       12.6
  Research and development.................................   10.9           14.0       11.1       11.7
  Sales and marketing......................................   27.4           40.1       31.2       40.4
  General and administrative...............................   18.0           15.3       18.8       17.4
  Depreciation and amortization............................   10.2            9.1       10.1        8.3
                                                             ---------  ---------  ---------  ---------
      Total operating expenses.............................   80.0           92.9       84.2       90.4
                                                             ---------  ---------  ---------  ---------
Operating loss.............................................  (37.6)         (51.9)     (45.3)     (48.4)
                                                             ---------  ---------  ---------  ---------
Interest income (expense), net.............................    0.0           (0.5)       0.8       (0.2)
Other income...............................................    0.5            0.7        0.6        0.6
                                                             ---------  ---------  ---------  ---------
Loss before income taxes...................................  (37.1)         (51.7)     (43.9)     (48.0)
Provision for income taxes.................................     --             --         --         --
                                                             ---------  ---------  ---------  ---------
Net loss...................................................  (37.1)%        (51.7)%    (43.9)%    (48.0)%
                                                             ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES. Revenues, which consist primarily of customer usage charges, grew 17.4% to $4.4 million in the three months ended September 30, 1997 from $3.8 million in the three months ended September 30, 1996 primarily as a result of the continued expansion of the Company's customer base, development of an international fax-to-fax customer base in 1997, and increased revenues from the Company's faxSAV EZ-List broadcast service and faxSAV for Internet suite of services first introduced in the first quarter of 1996.

COST OF SERVICE. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual facsimile volume. Cost of service increased as a result of the increase in facsimile volume for the period but decreased as a percentage of revenues in the three months ended September 30, 1997 to 57.6% from 59.0% in the three months ended September 30, 1996. The decreased percentage is a result of transmitting an increased level of customer faxes over the Company's global Internet network and lower costs for International telephony termination fax charges.

NETWORK OPERATIONS AND SUPPORT. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $0.6 million for the three month period ended September 30, 1997 in comparison to $0.5 million in the three months ended September 30, 1996 but decreased to 13.5% of revenues in the 1997 period from 14.5% of revenues in the 1996 period due to higher revenues in 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel largely for the continuing development efforts for enhancements to the company's Internet desktop-to-fax services and faxSAV EZ-List broadcast service. Research and development expenses amounted to $0.5 million for the three months ended September 30, 1997 and 1996. As a percentage of revenues, these expenses decreased to 10.9% in the three months ended September 30, 1997 from 14.0% in the three months ended September 30, 1996 as a result of the increase in revenues in the 1997 period.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, third-party telemarketing charges and agent and dealer commissions. Sales and marketing expenses decreased to $1.2 million for the three months ended September 30, 1997 in comparison to $1.5 million in the three months ended September 30, 1996, primarily as a result of reduced spending for third party telemarketing programs in the 1997 period in connection with the Company's change in focus to a direct selling group and higher expenses incurred in the 1996 period for trade shows and an advertising and promotion campaign for the introduction of the faxSAV for Internet suite of services. As a percentage of revenues, these costs decreased to 27.4% from 40.1% for the 1997 and 1996 periods, respectively, as a result of reduced spending and higher revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses increased to $0.8 million and 18.0% of revenues in the three months ended September 30, 1997 from $0.6 million and 15.3% of revenues in the three months ended September 30, 1996. The increase in total general and administrative expenses and the percentage of revenues result from (1) personnel increases to support the increased customer base and to develop management information systems and (2) expenses incurred in 1997 related to the continuing filing and other requirements for the company's publicly traded stock.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $0.5 million and 10.2% of revenues in the three months ended September 30, 1997 in comparison to $0.3 million and 9.1% of revenues in the three months ended September 30, 1996 primarily reflecting depreciation of the Company's increased investment in international Internet nodes to implement the Company's strategy to deploy a global Internet network and in faxSAV Connectors installed at customer premises to allow access to the FaxSav network.

PROVISION FOR INCOME TAXES. The Company had losses for income tax purposes for the three months ended September 30, 1997 and 1996. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by a valuation allowance for deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

REVENUES. Revenues grew 14.3% to $12.8 million in the nine months ended September 30, 1997 from $11.2 million in the nine months ended September 30, 1996 primarily as a result of the continued expansion of the Company's customer base, development of an international fax-to-fax customer base in 1997, and revenues from the Company's faxSAV EZ-List broadcast service and faxSAV for Internet suite of services first introduced in the first quarter of 1996.

COST OF SERVICE. Cost of service increased as a result of the increase in facsimile volume for the period and also increased as a percentage of revenues in the nine months ended September 30, 1997 to 61.1% from 58.0% in the nine months ended September 30, 1996. The increased percentage is a result of a higher cost of service for the revenues generated from the Company's lower priced Internet services. These revenues are being generated without complete benefit of the lower cost Internet network deployment which is in process.

NETWORK OPERATIONS AND SUPPORT. Network operations and support costs increased to $1.7 million and 13.0% of revenues in the nine months ended September 30, 1997 from $1.4 million and 12.6% of revenues in the nine months ended September 30, 1996 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $1.4 million for the nine months ended September 30, 1997 in comparison to $1.3 million for the nine months ended September 30, 1996 due to the continuing development efforts for enhancements to the Company's Internet desktop-to-fax services both in client software and network enhancements, and the continuing development of the Company's faxSAV EZ-List broadcast service. As a percentage of revenues, these expenses decreased to 11.1% in the nine months ended September 30, 1997 from 11.7% in the nine months ended September 30, 1996 as a result of increased revenues in the 1997 period.

SALES AND MARKETING. Sales and marketing expenses decreased to $4.0 million and 31.2% of revenues for the nine months ended September 30, 1997 in comparison to $4.5 million and 40.4% of revenues in the nine months ended September 30, 1996. These costs decreased as a result of reduced spending for the third party telemarketing programs in the 1997 period in connection with the Company's change in focus to a direct selling group and higher expenses incurred in the 1996 period for trade shows and an advertising and promotion campaign for the introduction of the faxSAV for Internet suite of services.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $2.4 million and 18.8% of revenues in the nine months ended September 30, 1997 from $2.0 million and 17.4% of revenues in the nine months ended September 30, 1996. The increase in total general and administrative expenses and the percentage of revenues result from personnel increases to support the increased customer base and expenses incurred for management information system improvements.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $1.3 million and 10.2% of revenues in the nine months ended September 30, 1997 in comparison to $0.9 million and 8.3% of revenues in the nine months ended September 30, 1996 primarily reflecting depreciation of the Company's increased investment in international Internet nodes to implement the Company's strategy to deploy a global Internet network and in faxSAV Connectors installed at customer premises to allow access to the FaxSav network.

PROVISION FOR INCOME TAXES. The Company had losses for income tax purposes for the nine months ended September 30, 1997 and 1996. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by a valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements for operations and investments in equipment primarily through public and private sales of equity securities, bank borrowings and capital lease financing. During the nine months ended September 30, 1997, the Company entered into (1) an agreement for a $0.8 million secured equipment line of credit with Silicon Valley Bank, $0.4 million of which was outstanding as of September 30, 1997 and (2) an agreement for a $0.5 million equipment loan facility with Phoenix Growth Capital Corp., $0.4 million of which was outstanding under this facility as of September 30, 1997. The net proceeds from the Company's initial public offering completed in October 1996 amounted to $10.6 million. Cash flows from the sales of equity securities amounted to $7.9 million in the nine months ended September 30, 1996, net of issuance costs, $2.2 million of which were used to repurchase shares of the Company's Series D Preferred Stock from a major stockholder pursuant to a pre-existing option.

As a result of operating losses, cash used in operating activities amounted to $4.8 million in the nine months ended September 30, 1997, as compared to $3.5 million for the comparable period in 1996. Cash used in investing activities, largely consisting of the purchase of equipment, amounted to $2.0 million in the nine months ended September 30, 1997 and $1.8 million for the comparable period in 1996. The equipment primarily consisted of network equipment (particularly in the 1997 period) and faxSAV Connectors purchased by the Company for installation at customer locations. The Company has minimum usage commitments with its primary long-distance carriers. Through November 1997, the Company is obligated to LDDS WorldCom for a minimum monthly usage commitment of $0.25 million for international long distance service, and through April 1999, is obligated to MCI Communications Corp. for a minimum monthly usage commitment for total long distance services of $0.2 million per month.

The Company's principal sources of liquidity at September 30, 1997 included cash and cash equivalents of $2.5 million and $0.5 million in net balances of the financing agreements with Silicon Valley Bank and Phoenix Growth Capital Corp. The Company believes that its current cash and cash equivalents and available equipment financing facilities will be sufficient to meet its anticipated cash needs for working capital and capital expenditure requirements through at least the first quarter of 1998. Thereafter, if the Company does not begin to generate positive cash flows from operations in amounts that are sufficient to satisfy the Company's liquidity requirements, it will be necessary for the Company to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE
  MARKET PRICE OF SECURITIES.

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT. From its inception in 1989 through the nine-month period ended September 30, 1997, the Company has experienced significant operating losses. The Company incurred operating losses of $3.6 million, $4.1 million and $7.5 million during the years ended December 31, 1994, 1995 and 1996, respectively, and $5.6 million during the nine months ended September 30, 1997. The Company currently anticipates incurring further operating losses as it attempts to expand its business and there can be no assurance that its future operations will generate positive operating income. As of September 30, 1997, the Company had an accumulated deficit of $30.7 million.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; DILUTION. The Company currently believes that its current cash and cash equivalents will be sufficient to meet its presently anticipated cash needs for working capital and capital expenditure requirements through at least the first quarter of 1998. Thereafter, if the Company does not begin to generate positive cash flows from operations in amounts that are sufficient to satisfy the Company's liquidity requirements, it will be necessary for the Company to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in the event that the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Company's securities.

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

The Company does not believe that any of its services, trademarks or other proprietary rights infringe upon valid proprietary rights of third parties. However, the Company is aware that another third party has recently brought patent infringement actions against several facsimile service providers and there can be no assurance that this or other third parties will not assert infringement claims against the Company in the future. Patents have been granted recently on fundamental technologies in the communications and desktop software areas, and patents may be issued which relate to fundamental technologies incorporated in the Company's services. As patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to the Company's services. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims that the Company has infringed upon the proprietary rights of others, which costs and diversion could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to license and sell its services in the United States or abroad. Any such judgment could have a material adverse effect on the Company's business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on terms acceptable to the Company, or at all. The failure to obtain any necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On September 5, 1997, the Company filed a complaint for declaratory judgment against AudioFAX, IP, LLP ("AudioFAX") in the United States District Court for the District of New Jersey. The Company seeks declaratory relief that current FaxSav service offerings do not infringe any valid claims in AudioFAX's patents or that certain claims of AudioFAX's patents are invalid. On September 8, 1997, AudioFAX filed a complaint against the Company in the United States District Court for the Northern District of Georgia alleging patent infringement, seeking a preliminary and permanent injunction against the Company's alleged infringement (and damages). Various motions by the parties in the New Jersey and Georgia actions are pending. The Company has been advised and believes that its service offerings do not infringe any valid patents of AudioFAX and intends to vigorously pursue these actions. There can be no assurance that the Company will prevail or that AudioFAX will not prevail on its claims. No assurance can be given that this litigation will not have a material adverse effect on the Company.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits

Exhibit No.
-----------
3.1          Registrant's Sixth Amended and Restated Certificate of Incorporation
             (incorporated by reference to exhibit 3.3 to the Registrant's Registration
             Statement on Form S-1, Registration No. 333-09613 ("Registrant's Registration
             Statement")).
3.2          By-laws of the Registrant (incorporated by reference to exhibit 3.4 and 3.5 to the Registrant's Registration Statement).
3.3          Amendment to By-laws of the Registrant, dated April 25, 1997 (incorporated by reference to exhibit 3.3 to the Registrants Report on Form 10Q for the quarter ended  June 30, 1997).
4.1          Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant's Registration Statement).
4.2          See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of
             Incorporation and Bylaws of the Registrant defining rights of holders of Common
             Stock of the Registrant.
10.1         Fifth Amended and Restated Investor Rights Agreement (incorporated by reference to exhibit 10.1 to the Registrant's Registration Statement).
10.2         Amendment and waiver to Fifth Amended and Restated Investor Rights Agreement
             (incorporated by reference to exhibit 10.2 to the Registrant's Registration
             Statement).
10.3         1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the
             Registrant's Registration Statement).
10.4         1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit
             10.4 to the Registrant's Registration Statement).



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

------------------------

*   Confidential treatment granted

        (b) Reports on Form 8-K No reports on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               FAXSAV INCORPORATED
                               (Registrant)

                               /s/ THOMAS F. MURAWSKI
                               ----------------------------
Date: November 12, 1997        Thomas F. Murawski
                               Chief Executive Officer,
                               President and Chairman of
                               the Board of Directors


                               /s/ PETER S. MACALUSO
                               ----------------------------
Date: November 12, 1997        Peter S. Macaluso
                               Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer),
                               Treasurer and Secretary