Form 10-K405
period 1997-12-31
FAXSAV INC
filed 1998-03-31
CIK 1010677

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1997
                            ------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________________

                       Commission file number    0-09613
                                                 -------

                               FaxSav Incorporated
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                       11-3025769
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

399 Thornall Street, Edison, New Jersey                    08837
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (732) 906-2000
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered

--------------------------------      ------------------------------------------

--------------------------------      ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes |X|   No |_|

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     While it is difficult to determine the number of shares owned by non-affiliates, the registrant estimates that the aggregate market value of outstanding Common Stock on March 24 (based upon the last sale of such Common Stock reported on the Nasdaq National Market on March 24), held by non-affiliates was approximately $22,115,000. For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by officers, directors and certain significant stockholders of the registrant. Such exclusion shall not be deemed to constitute an admission that any such stockholder is an affiliate of the registrant.

     As of March 24, 1998, there were outstanding 10,813,541 shares of the registrant's Common Stock, par value $.01.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement of FaxSav Incorporated relative to the Annual Meeting of the Stockholders to be held on May 28, 1998, which is incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1. Business

General

     FaxSav Incorporated (the "Company") designs, develops and markets a variety of business-to-business facsimile transmission services, including fax-to-fax, desktop-to-fax, enhanced fax and broadcast fax services. The Company has developed proprietary software which enables its customers to specify on a call-by-call basis whether a facsimile transmission will be delivered through FaxSav's real-time, "virtual real-time (Internet fax)" or broadcast services. This software, coupled with FaxSav's fax-only network of three interconnected switching nodes in the United States and Internet-capable facsimile nodes located in seventeen countries as of December 31, 1997, automatically delivers each outgoing transmission through the route that provides the lowest cost and the highest transmission quality available on the FaxSav network. Pre-negotiated volume-based arrangements with several telephony common carriers (including LDDS WorldCom Inc. ("World Com") and MCI Communications Corp. ("MCI")) and the cost savings available for transmission through the Internet enable FaxSav to transmit its customers' documents and images to fax machines worldwide at rates that are below the international rates charged by long distance voice carriers. While FaxSav generates cost savings for customers transmitting faxes to international destinations, the principal motivation for many FaxSav customers to use the Company's services is ease of use, rather than cost savings.

     The Company has deployed Internet-capable facsimile nodes in seventeen key international telecommunications markets to enable it to migrate a portion of its customer traffic off of its telephony-based network and to route it over the Internet. This global Internet backbone, which is designed to seamlessly integrate with FaxSav's existing telephony-based network, enables the Company to bypass long distance common carriers for transmissions originating and terminating in countries where such nodes have been deployed, thereby further reducing its customers' international transmission costs. FaxSav believes that the combination of its telephony-based network and its growing Internet-based network will enable it to emerge as a leading supplier of comprehensive, convenient, low-cost global faxing services. FaxSav intends to expand its network of Internet-capable facsimile nodes in key telecommunications markets worldwide throughout 1998 to enable it to route a majority of its customers' international traffic through the Internet.

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

The FaxSav Solution

     FaxSav has deployed an international network of Internet-capable facsimile nodes in seventeen countries (as of December 31, 1997) which are designed to provide a reliable means to deliver facsimile transmissions to fax machines worldwide at substantially reduced costs. This global Internet backbone, which is designed to seamlessly integrate with FaxSav's existing telephony-based network, enables the Company to bypass inter-country connection fees for transmissions originating and terminating through such nodes.

     FaxSav, through its integrated Internet and telephony network, provides a comprehensive range of services for the global transmission of documents and images, including fax-to-fax, enhanced fax and broadcast fax services. In addition, to position itself in the emerging desktop-to-fax market, the Company has developed several proprietary software products which enable the transmission of documents or images created in any Windows, Macintosh or e-mail application to be routed directly from an Internet-connected computer desktop through the FaxSav network to fax machines worldwide.

     The FaxSav solution provides substantial ease of use to the customer. Customers may begin transmitting faxes at substantially reduced costs without any upfront investment or complex system installation. FaxSav is quickly and easily installed by the customer and does not require any changes in customer business practices. Customers connect to the FaxSav network from a fax machine by simply installing a faxSAV Connector, a small proprietary device that easily plugs between the customer's fax machine and the wall jack, or by simply installing FaxSav's proprietary desktop software on an Internet-connected personal computer. FaxSav's proprietary routing algorithms then automatically deliver each facsimile transmission, through either FaxSav's telephony network or Internet backbone in order to optimize the lowest cost and the highest transmission quality available on the FaxSav network. Additionally, the FaxSav solution is both modular and scalable to meet customer business needs in that it can be easily deployed across multiple fax machines or personal computers within an organization on an unlimited basis.

The FaxSav Network

Overview

     Traditional International Facsimile Transmission. In the United States, traditional international facsimile transmission begins when the originating fax machine places a call over the local telephone network. Because the number dialed has an international prefix, the Local Exchange Carrier ("LEC") switches the call to the sender's long distance carrier (typically AT&T Corp. ("AT&T") MCI or Sprint Corp., ("Sprint"). The long distance carrier ("LDC") delivers the call to the corresponding long distance company (the "PTT") in the country of destination, which in turn completes the call by providing a connection through the local telephone network to the receiving fax machine. Thus a real-time connection is established over the traditional telephony networks, and the originating fax machine sends a data stream, comprising a scanned image, to the receiving fax machine.

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

     In addition to its telephony-based network, FaxSav has deployed an Internet-based network which connects key telecommunications markets worldwide. FaxSav's Internet-based network complements its telephony-based network and provides the Company with the opportunity to further lower the retail price of its customers' international facsimile transmissions while increasing its market share. As FaxSav continues to deploy its Internet nodes internationally, it will be able to route an increasing portion of its customers' traffic over the Internet.

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

Network Infrastructure

     At the core of the FaxSav network are three main switching nodes, installed in New York, New Jersey and Washington, D.C. These switching nodes utilize FaxSav's proprietary messaging software to provide the full range of the Company's service offerings, including real-time delivery, "virtual real-time (Internet fax)" delivery, least cost fax routing, e-mail to fax conversion, Internet access, broadcast delivery, customer registration and customer query capabilities. Each switching node employs switch-to-host architecture and fully redundant hardware and software, and is interconnected to the others through a private intranet utilizing T1 links. A backup connection is also provided through separate T1 links to the Internet via firewalls. The switching nodes are installed in secure locations and are supported by uninterruptible power supplies with emergency power generators as further backup. The main switching nodes are connected through the Internet to the Internet facsimile nodes installed by FaxSav overseas, extending access to the Company's service in the markets where such nodes are located. Internet nodes provide "virtual real-time" fax delivery, least-cost fax routing via the best node, e-mail to fax conversion and broadcast delivery capabilities. FaxSav has designed a network-wide redundancy into its nodes, such that if any particular node fails for any reason to complete a transmission, an alternative route through the FaxSav network will automatically be selected. In addition, in the event of an Internet failure, the Internet nodes have a spanning (multiple simultaneous calling) dial backup capability to connect via telephony lines to the nearest node. This node-based and network wide redundancy is designed to allow FaxSav to reliably provide service to its customers without interruption. Additionally, RSA encryption is provided in each Internet node such that each file delivered through FaxSav's Internet nodes is encrypted, addressing security concerns of its customers. All nodes are designed for unattended operation, provide a full range of system monitoring and control capability and can be upgraded and maintained remotely.

Services

faxSAV

     faxSAV, the Company's first fax-to-fax service, is a real-time fax transmission service that is delivered through the Company's telephony-based network. The faxSAV service is accessed by customers through the installation of a faxSAV Connector, a small proprietary device which is plugged between the fax machine and the telephone jack. The faxSAV Connector, which is programmable directly from FaxSav headquarters based on the customer's specified needs, automatically identifies each outgoing call which the customer has pre-selected for delivery by the Company and routes the call to the FaxSav network. The faxSAV Connector is provided by FaxSav free of charge with no installation cost to the customer. The Company believes that, depending on the volume and destinations of the customer's traffic, the faxSAV service provides significant savings to customers on fax usage costs in comparison to the international rates charged by the major long distance carriers. faxSAV customers are charged on a per-minute basis for the transmission time to the destination fax machine, and are billed monthly. The Company also offers customized pricing plans based on the customer's volume of traffic to individual countries.

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

faxSAV EZ-List

     faxSAV EZ-List is an easy to use fax broadcast service which, from a fax machine, utilizes the capabilities of the faxSAV Connector to capture the fax message and the customer's list identification number in a single transmission. During 1997, the Company introduced its Broadcast List Manager software product which enables customers to manage and submit broadcast lists from their desktops. faxSAV EZ-List enables customers to send the same fax message to multiple recipients by transmitting a single fax message to the FaxSav network and identifying a specific list of fax addresses previously stored in the Company's customer database. faxSAV EZ-List customers are charged on a per-minute basis for the transmission time to each destination fax machine, and are billed monthly. The Company also offers customized pricing plans based on the customer's volume of traffic to individual countries.

faxSAV PLUS

     In the third quarter of 1996 the Company introduced faxSAV PLUS, a new "virtual real-time" Internet fax service which is designed to provide reliable delivery of facsimile transmissions at substantially reduced costs. This service is designated as Internet fax because the Company utilizes a combination of its traditional telephony-based network and its growing Internet-based network to deliver faxSAV PLUS transmissions to fax machines worldwide. The Company is currently implementing the faxSAV PLUS service with a two-tiered pricing structure. Pricing for delivery to the key telecommunications markets that either have Internet nodes installed or are currently targeted for Internet node deployment is based on the economics of delivery through a planned Internet backbone. Pricing for delivery to other destinations worldwide continues to be based on the economics of delivery through the Company's telephony-based network, which prices may or may not be reduced in the event that the Company deploys Internet-capable facsimile nodes in such markets. faxSAV PLUS customers are charged on a per-minute basis for the transmission time to the destination fax machine, and are billed monthly.

faxSAV for Internet Suite of Services

     The faxSAV for Internet suite of services, introduced in stages during the first half of 1996, enables Internet-connected customers to send faxes directly from their computer desktops, either from their e-mail package or from a Windows or Macintosh software application, through the Internet to fax machines worldwide via the FaxSav network. The Company's World Wide Web site includes a detailed explanation of these services, installation instructions and service registration forms. Customers are charged on a per-page basis for the faxSAV for Internet suite of services and generally are billed in advance of use. The faxSAV for Internet suite of services includes the following discrete services:

     o faxLauncher enables customers to fax documents created in any Windows or Macintosh application directly from an Internet-connected computer desktop to fax machines worldwide. faxLauncher also supports documents scanned through sheet-fed scanners manufactured by Visioneer, Inc., Hewlett-Packard Co. or Compaq Computer Corporation. A new version of this software, faxLauncher Pro, provides users with additional features including on-line fax status checking, off-line queuing, account code support and storage of sent faxes. faxLauncher software is provided to customers in diskette form or it may be downloaded from the Company's World Wide Web site.

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

     o Serverlink enables any fax software or applications developer the flexibility of linking to the FaxSav Network in order to facilitate the seamless distribution of fax documents worldwide. Use of Serverlink results in least cost-routing and expanded availability of fax software or applications to multiple users. Serverlink is provided to potential partners and customers electronically.

faxSAV Custom Corporate Solutions

     faxSAV Custom Corporate Solutions are specialized services developed by the Company to meet customer needs for specific volume fax applications. FaxSav will custom tailor a software, networking and telecommunications solution designed to provide the customer with additional savings in time and money.

Customer Support Services

     The Company believes that customer support is important in differentiating its facsimile delivery services from other delivery approaches. The customer support services provided by the Company include installation assistance on an as-requested basis, facilitation of international fax completion and monitoring the performance of faxSAV Connectors. The Company currently provides customer support and network/faxSAV Connector monitoring functions twenty-four hours a day, seven days a week. The Company's support personnel respond to telephone inquiries and e-mail inquiries. The Company also provides information about its services and new desktop software upgrades on its World Wide Web site.

     To provide immediate response to customer inquiries, the Company has developed a wide area network that provides a real-time fax tracking system and allows network operations and customer service personnel to redirect, reschedule or repair fax transmissions that are experiencing completion difficulty. The system accesses fax traffic information via an Oracle database that is updated from the Company's three switching nodes in the United States and provides an on-line connectivity to the Company's master customer database.

Sales and Marketing

Domestic Sales and Marketing

     The Company offers its services in the United States through multiple sales channels which include a direct field sales force, an agent and dealer distribution network, and promotional activities at trade shows and on the FaxSav World Wide Web site. Through the first quarter of 1997, the Company had employed a direct mail and direct response program supported by multiple third party telemarketing firms. However, thereafter the Company changed its focus by expanding its direct sales approach to reach larger prospective customers.

     During 1995 the Company established a direct field sales force to address the specialized faxing needs of major accounts and to manage and support the Company's agent channel. The Company's agent and dealer distribution network consists of organizations which sell office equipment, office supplies and telephony services, as well as independent marketing companies. These agents offer FaxSav services as a companion offering to their other products lines. The Company has also entered into agreements for the bundling faxSAV for Internet suite of services with the products of computer hardware, software and Internet services companies although revenues from these agreements have been insignificant.

     The Company has used computer and Internet trade shows as forums to introduce the faxSAV for Internet suite of services to prospective customers and partners. The Company's promotions have included the distribution of free software to access its services and free faxing during a trial period and the Company currently offers 5 free pages of faxes to each new subscriber that registers through the company's World Wide Web home page. The Company has promoted its faxLauncher software on the World Wide Web since February 1996.

International Alliances

     In connection with the installation of Internet-capable facsimile nodes in certain foreign countries, the Company has formed strategic sales and marketing alliances with local Internet service providers, telecommunications companies and resellers. The Company anticipates that these organizations will use their knowledge of the local market, language, customs and regulations, as well as their existing distribution, customer support and billing infrastructures, to establish, grow and properly service an international FaxSav customer base. In return, the Company is offering these organizations either exclusive or non-exclusive rights to market the Company's services in their territories and offering to provide such services at a discount to the Company's retail prices.

     In addition to the strategic alliances, the Company has developed a network of commission-based agents to sell the faxSAV for Internet suite of services in foreign markets. To date, this network consists of over 200 agents representing the Company in 70 foreign markets. The Company has also implemented a reseller program for those agents who have the infrastructure to generate invoices and perform collections. Under this program, participating agents are provided detailed billing information on their accounts from which they can create and distribute invoices in the local language and currency, and locally service customer billing inquiries.

Customers

     The Company sells its services primarily to businesses with international document transmission needs. Customers can install FaxSav's services at individual fax machine or desktop locations, across departments or throughout organizations by simply plugging the faxSAV Connector, a small proprietary device, between their fax machine and the telephone jack or by simply installing FaxSav's desktop software on an Internet connected personal computer. Through 1995, all of the Company's customers were located in the United States. In 1996, with the introduction of the faxSAV for Internet suite of services, the Company began to expand its customer base to include foreign desktop customers. In the first quarter of 1997, the Company began offering fax-to-fax services through its international marketing alliances in certain countries where an Internet node was installed. In 1997, revenues from these international customers amounted to $2.3 million or 13.2% of total revenues.

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

     The Company's current and prospective competitors generally fall into the following groups: (i) telecommunication companies, such as AT&T, MCI, Sprint, WorldCom and the regional Bell operating companies, and telecommunications resellers, (ii) Internet service providers, such as Uunet Technologies, Inc. (an affiliate of WorldCom) and NETCOM On-Line Communications Services, Inc.; (iii) on-line services providers, such as Microsoft Corporation and America Online, Inc. and (iv) direct fax delivery competitors, including Xpedite Systems, Inc. and UNIFI Communications, Inc. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can the Company. Further, the foundation of the Company's telephony network infrastructure consists of the right to use the telecommunications lines of several of the above-mentioned long distance carriers, including LDDS WorldCom and MCI. There can be no assurance that these companies will not discontinue or otherwise alter their relationships with the Company in a manner that would have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of the Company's larger potential customers may seek to internally fulfill their fax communication needs through the deployment of their own computerized fax communications systems or network infrastructures for intra-company faxing.

Intellectual Property

     The Company's success is dependent upon its proprietary technology. The Company relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has been granted a patent related to its faxSAV Connector and has a patent application pending for its "e-mail Stamps" security technology incorporated into its faxMailer service. There can be no assurance that the pending patent will issue from such application or that present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's know-how. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

     On September 5, 1997, the Company filed a complaint for declaratory judgment against AudioFAX IP, LLP ("AudioFAX") in the United States District Court for the District of New Jersey. The Company is seeking declaratory relief that current FaxSav service offerings do not infringe any valid claims in AudioFAX's patents and that certain claims of AudioFAX's patents are invalid. On September 8, 1997, AudioFAX filed a complaint against the Company in the United States District Court for the Northern District of Georgia alleging patent infringement, seeking a preliminary and permanent injunction against the Company's alleged infringement and damages. On February 17, 1998, the Company filed an answer to the complaint in the Georgia action, denying all allegations of wrongdoing asserted by

AudioFax. On February 25, 1998, the New Jersey District Court entered an order:
(1) denying AudioFax's motion to dismiss for lack of personal jurisdiction; (2) denying FaxSav's motion to stay or enjoin the Georgia action; and (3) transferring the New Jersey action to the Georgia court. It is the Company's intention to appeal items (2) and (3) of the February 25, 1998 order. The Company has been advised and believes that its service offerings do not infringe any valid patents of AudioFax and intends to vigorously pursue these actions. There can be no assurance that the Company will prevail or that AudioFAX will not prevail on its claims. Although the Company believes that it is likely to prevail in such matter, there can be no assurance that the outcome of this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that other third parties will not assert infringement claims against the Company in the future. Patents have been granted recently on fundamental technologies in the communications and desktop software areas, and patents may issue which relate to fundamental technologies incorporated in the Company's services. As patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to the Company's services. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims that the Company has infringed upon the proprietary right of others, which costs and diversion could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to license and sell its services in the United States or abroad. Any such judgment could have a material adverse effect on the Company's business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on terms acceptable to the Company, or at all. The failure to obtain any necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In connection with the deployment of Internet-capable nodes in countries throughout the world, the Company is required to satisfy a variety of foreign regulatory requirements. The Company intends to explore and seek to comply with these requirements on a country-by-country basis as the deployment of Internet-capable facsimile nodes continues. There can be no assurance that the Company will be able to satisfy the regulatory requirements in each of the countries currently targeted for node deployment, and the failure to satisfy such requirements may prevent the Company from installing Internet-capable facsimile nodes in such countries. The failure to deploy a number of such nodes could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's nodes and its faxLauncher service utilize encryption technology in connection with the routing of customer documents through the Internet. The export of such encryption technology is regulated by the United States government. The Company has authority for the export of such encryption technology other than to Cuba, Iran, Iraq, Libya, North Korea, and Rwanda. Nevertheless, there can be no assurance that such authority will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute its services outside of the United States or electronically. While the Company takes precautions against unlawful exportation of its software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of its services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of the Company's services, or new legislation or regulation could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

     As of December 31, 1997, the Company had 108 full-time employees, including 16 in research and development, 32 in network operations and support, 46 in sales and marketing and 14 in finance and administration. In addition, at December 31, 1997, the Company was utilizing the services of 2 software engineer consultants. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

Item 2. Properties

     The Company's corporate headquarters are located in Edison, New Jersey in facilities consisting of approximately 13,200 square feet of office space occupied under a lease expiring in May 2002. The Company's three U.S. Network facilities are co-located in telehousing facilities under short term leases. In addition, the Company leases offices for its sales staff in the Chicago, Dallas, Ft. Lauderdale, Los Angeles, New York and San Francisco metropolitan areas. While it believes that these facilities are adequate for its present needs, the Company is continually reviewing its needs and may add facilities in the future. The Company believes that any required additional space would be available on commercially reasonable terms. Finally, in connection with its deployment of Internet-capable facsimile nodes, the Company has entered into, and will continue to enter into, short-term leases in telehousing facilities worldwide.

Item 3. Legal Proceedings

     On September 5, 1997, the Company filed a complaint for declaratory judgment against AudioFAX, IP, LLP ("AudioFAX") in the United States District Court for the District of New Jersey. The Company seeks declaratory relief that current FaxSav service offerings do not infringe any valid claims in AudioFAX's patents or that certain claims of AudioFAX's patents are invalid. On September 8, 1997, AudioFAX filed a complaint against the Company in the United States District Court for the District of Georgia alleging patent infringement, seeking a preliminary and permanent injunction against the Company's alleged infringement (and damages). On February 17, 1998, the Company filed an answer to the complaint in the Georgia action, denying all allegations of wrongdoing asserted by AudioFax. On February 25, 1998, the New Jersey District Court entered an order: (1) denying AudioFax's motion to dismiss for lack of personal jurisdiction; (2) denying FaxSav's motion to stay or enjoin the Georgia action; and (3) transferring the New Jersey action to the Georgia court. It is the Company's intention to appeal items (2) and (3) of the February 25, 1998 Order. The Company has been advised and believes that its service offerings do not infringe any valid patents of AudioFAX and intends to vigorously pursue these actions. There can be no assurance that the Company will prevail or that AudioFAX will not prevail on its claims. Although the Company believes it is likely to prevail in such matter, there can be no assurance that the outcome of this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

        1996                                             High           Low
                                                         ----           ---
        Fourth Quarter (from October 11, 1996)...........$8.50         $5.00

        1997

        First Quarter....................................$7.50         $4.00
        Second Quarter....................................5.25          1.25
        Third Quarter.....................................1.75          1.00
        Fourth Quarter....................................3.00          1.00

     As of March 24, 1998, there were 140 holders of record of the Company's Common Stock. On March 24, 1998, the last sale price reported on the Nasdaq National Market for the Company's Common Stock was $2.94 per share.

Item 6. Selected Financial Data


                                                     1997          1996           1995           1994          1993
                                                     ----          ----           ----           ----          ----
                                                            (in thousands, except for share and per share data)
Statement of Operations Data:
Revenues ....................................   $    17,418    $    15,036    $    11,649    $     3,449    $     2,580
Cost of service .............................        10,414          8,898          7,021          2,297          1,856
                                                -----------    -----------    -----------    -----------    -----------
Gross margin ................................         7,004          6,138          4,628          1,152            724
Operating expenses:
   Network operations and support ...........         2,287          1,985          1,183            851            742
   Research and development .................         1,909          1,772            840            613            628
   Sales and marketing ......................         5,268          6,065          4,238          2,337          1,597
   General and administrative ...............         3,132          2,495          2,007            970            953
   Depreciation and amortization ............         1,702          1,437            928            242            102
   Other ....................................            --             --           (441)          (309)            --
                                                -----------    -----------    -----------    -----------    -----------
     Total operating expenses ...............        14,298         13,754          8,755          4,704          4,022
                                                -----------    -----------    -----------    -----------    -----------
Operating loss ..............................        (7,294)        (7,616)        (4,127)        (3,552)        (3,298)
Interest income (expense), net ..............            79             46             46             45             23
Other income (expense), net .................            96             94             (4)            14             15
                                                -----------    -----------    -----------    -----------    -----------
Loss before income taxes ....................        (7,119)        (7,476)        (4,085)        (3,493)        (3,260)
Provision for income taxes ..................            --             --             --             --             --
                                                -----------    -----------    -----------    -----------    -----------

Net loss ....................................   $    (7,119)   $    (7,476)   $    (4,085)   $    (3,493)   $    (3,260)
                                                ===========    ===========    ===========    ===========    ===========
Net loss per common and equivalent share ....   $     (0.72)   $     (2.74)   $    (12.48)   $    (10.70)   $    (10.07)
                                                ===========    ===========    ===========    ===========    ===========
Weighted average common and equivalent shares
   outstanding (1) ..........................     9,880,681      2,724,651        327,353        326,410        323,862
                                                ===========    ===========    ===========    ===========    ===========
Pro forma net loss per common and equivalent
   share (1) ................................   $     (0.72)   $     (0.86)   $     (0.45)   $     (0.50)
                                                ===========    ===========    ===========    ===========
Shares used in computing pro forma net loss
   per common and equivalent share (1) ......     9,880,681      8,712,054      9,079,566      6,957,411
                                                ===========    ===========    ===========    ===========

                                                       1997       1996       1995      1994     1993
                                                       ----       ----       ----      ----     ----
Balance Sheet Data:
Working capital (deficit).......................     $1,333     $7,080     $ (849)   $ (385)   $(354)
Total assets....................................     10,496     14,448      4,840     2,430      989
Total long-term debt............................      1,169        678        326        --      321
Total stockholders' equity (deficit)............      4,664      9,659        687       621     (336)

----------

(1) See Note 2 of Notes to Financial Statements: "Summary of Significant Accounting Policies -- Earnings Per Share" and " -- Pro Forma Earnings Per Share."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     FaxSav derives its revenues from the provision of a variety of facsimile services largely to businesses and professionals involved in international commerce. Through the end of 1995, the Company offered its services exclusively to customers located in the United States. In the first quarter of 1996, the Company began to focus on the broader worldwide market for facsimile services through the introduction of client software to enable faxing from the computer desktop using the Internet as the means to access the FaxSav network. In the first quarter of 1997, the Company also expanded its fax-to-fax service offerings to certain international markets where it had installed an Internet node. In 1997, revenues from international customers were $2.3 million, or 13.2% of total revenues.

     The Company's network includes interconnection in the United States with the existing worldwide telephony network through three network sites enabling delivery of facsimile transmissions to virtually any domestic or international destination. The Company also had Internet nodes installed in seventeen countries as of December 31, 1997. The Company plans to continue to install Internet nodes in key international telecommunications markets to enable the Company ultimately to route a majority of its customers' traffic through the Internet.

     The Company's revenue and expense levels have continued to increase, particularly in 1996 as compared to 1995 and 1995 as compared to 1994, as the Company's customer base has expanded and the Company invested in the design, development and marketing of its newer services, including the faxSAV for Internet suite of services and faxSav EZ-List, a fax broadcast service.

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

Results of Operations

     The following table sets forth certain operating data as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                                 Years Ended December 31,
                                             ----------------------------------
                                             1997          1996         1995
                                             ----          ----         ----
Percentages of Revenues:
Revenues................................     100.0%        100.0%        100.0%
Cost of service.........................      59.8          59.2          60.3
                                             ------        ------        -----
Gross margin............................      40.2          40.8          39.7
Operating expenses:
   Network operations and support.......      13.1          13.2          10.2
   Research and development.............      11.0          11.8           7.2
   Sales and marketing..................      30.2          40.3          36.4
   General and administrative...........      18.0          16.6          17.2
   Depreciation and amortization........       9.8           9.6           8.0
   Other................................       --            --           (3.8)
                                             ------        ------        -----
      Total operating expenses..........      82.1          91.5          75.2
                                             ------        ------        -----
Operating loss..........................     (41.9)        (50.7)        (35.5)
Interest income (expense), net..........       0.5           0.3           0.4
Other income (expense), net.............       0.5           0.6          (0.0)
                                             ------        ------        -----
Loss before income taxes................     (40.9)        (49.8)        (35.1)
Provision for income taxes..............       --            --            --
                                             ------        ------        -----
Net loss................................     (40.9)%       (49.8)%       (35.1)%
                                             ======        ======        ======

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenues. Revenues, which consist primarily of customer usage charges, grew 15.8% to $17.4 million in the year ended December 31, 1997 from $15.0 million in the year ended December 31, 1996 primarily as a result of increased revenues from (i) the Company's faxSAV for Internet suite of services first introduced in 1996, (ii) the Company's faxSAV EZ-List broadcast service and (iii) an international fax-to-fax customer base developed in 1997. Fax volumes in total, representing faxes delivered to domestic and international destinations, grew 40.0% to 39.5 million in 1997 as compared to 28.3 million in 1996, while faxes to international destinations grew 33.0% to 22.0 million in 1997 from 16.5 million in 1996.

     Cost of service. Cost of service consists of local access charges, leased network backbone circuit costs and long distance and international termination charges. These are primarily variable costs based on actual facsimile volumes. Cost of service increased in 1997 as a result of the increase in facsimile volume for the year and also increased as a percentage of revenues to 59.8% in 1997 from 59.2% in 1996. The increased percentage is a result of a higher cost of service for the revenues generated from the Company's lower priced Internet services. These revenues were generated without the complete benefit of the lower cost Internet network deployment that is still in process. By December 31, 1997 the Company had completed the installation of Internet nodes in seventeen of the planned thirty countries.

     Network operations and support. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $2.3 million in the year ended December 31, 1997 from $2.0 million in the year ended December 31, 1996 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base. As a percentage of revenues, these costs remained relatively unchanged amounting to 13.1% in 1997 and 13.2% in 1996.

     Research and development. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel. Research and development expenses increased to $1.9 million for the year ended December 31, 1997 in comparison to $1.8 million for the year ended December 31, 1996 due to the continuing development efforts for enhancements to the Company's Internet desktop-to-fax services both in client software and network enhancements, and enhancements to the Company's faxSAV EZ-List broadcast service. As a percentage of revenues, these expenses decreased to 11.0% in 1997 from 11.8% in 1996 as a result of increased revenues in 1997.

     Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotion material preparation and mailing costs, third-party telemarketing charges and agent and dealer commissions. Sales and marketing expenses decreased to $5.3 million and 30.2% of revenues for the year ended December 31,1997 in comparison to $6.1 million and 40.3% for the year ended December 31, 1996. These costs decreased as a result of reduced spending for third party telemarketing programs in 1997 in connection with the Company's change in focus to a direct selling staff and as a result of higher expenses incurred in 1996 for trade shows and an advertising and promotion campaign for the introduction of the faxSAV for Internet suite of services.

     General and administrative. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses increased to $3.1 million and 18.0% of revenues in the year ended December 31, 1997 from $2.5 million and 16.6% of revenues for the year ended December 31, 1996. The increases in total expenses and in the percentage of revenues result from personnel increases to support the increased customer base, expenses incurred for management information systems improvements and from expenses incurred in 1997 related to the public ownership of the Company's common stock.

     Depreciation and amortization. Depreciation and amortization increased to $1.7 million and 9.8% of revenues in the year ended December 31, 1997 in comparison to $1.4 million and 9.6% of revenues in the year ended December 31, 1996, primarily reflecting depreciation of the company's increased investment in international Internet nodes as part of the Company's strategy to deploy a global Internet network and in faxSAV Connectors installed at customer premises to allow access to the FaxSav network.

     Provision for income taxes. The Company had losses for income tax purposes for the years ended December 31, 1997 and 1996. Accordingly, there was no provision or credit for income taxes. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by a valuation allowance for deferred tax assets.

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

     General and administrative. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses increased to $2.5 million in the year ended December 31, 1996 from $2.0 million in the year ended December 31, 1995. As a percentage of revenues, these costs decreased to 16.6% of revenues in the year ended December 31, 1996 from 17.2% of revenues in the year ended December 31, 1995. The increase in total general and administrative expenses results from personnel increases to support the increased customer base, expenses incurred for management information system improvements and management recruiting fees. The percentage decrease was a result of the increase in revenue.

     Depreciation and amortization. Depreciation and amortization amounted to $1.4 million and 9.6% of revenues in the year ended December 31, 1996, in comparison to $0.9 million and 8% of revenues in the year ended December 31, 1995, primarily reflecting depreciation of the Company's increased investment in faxSAV Connectors installed at customer premises to allow access to the FaxSav network.

     Other. Other operating income of $0.4 million for the year ended December 31, 1995 represents service fees received under a Service Agreement with Telstra which offset various operating expenses incurred in support of the development of Telstra's "WorldFax" service in the U.S. The Agreement expired in 1995.

     Provision for income taxes. The Company had losses for income tax purposes for the years ended December 31, 1996 and 1995. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits for these losses has been offset by an increase in a valuation allowance for deferred tax assets.

Liquidity and Capital Resources

     The Company has financed its cash requirements for operations and investments in equipment through public and private sales of equity securities, bank borrowings and capital lease financing. During the year ended December 31, 1997, the Company entered into (1) an agreement for a $0.8 million secured equipment line of credit with Silicon Valley Bank and (2) an agreement for a $0.5 million equipment loan facility from Phoenix Growth Capital Corp. All amounts available to the Company under these agreements had been advanced by December 31, 1997. The net proceeds from the Company's initial public offering completed in October 1996 amounted to $10.6 million. Cash flows from the private sales of equity securities amounted to $2.1 million in 1997 and $7.9 million in 1996, net of issuance costs. $2.2 million of the 1996 proceeds were used to repurchase shares of the Company's Series D Preferred Stock from a major stockholder pursuant to a pre-existing option.

     As a result of operating losses, cash used in operating activities amounted to $5.5 million in 1997, as compared to $4.9 million in 1996. Cash used for the purchase of equipment amounted to $2.9 million in 1997 and $2.3 million in 1996. The equipment includes network equipment (particularly in the 1997 period) and faxSAV Connectors purchased by the Company for installation at customer locations. The Company is obligated through June 1999 to MCI Communications Corp. for a minimum monthly usage commitment for total long distance services of $0.2 million per month.

     The Company's principal sources of liquidity at December 31, 1997 included cash and cash equivalents of $3.6 million and the $0.5 million in equipment financing resulting from its agreement with Silicon Valley Bank effective March 1998. The Company currently believes that its current cash and cash equivalents and available equipment financing facility will be sufficient to meet its anticipated cash needs for working capital and capital expenditure requirements through at least the end of 1998, but, in order to meet minimum requirements for the Nasdaq National Market ("Nasdaq"), the Company anticipates raising additional equity financing during 1998. If the Company's cash requirements vary materially from those now planned as a result of unforeseen changes, management believes that its current sources of liquidity will be sufficient to satisfy the Company's requirements through the end of 1998 after limiting its network expansion and reducing or eliminating research and development activities and sales and marketing expenditures. Thereafter, if the Company does not begin to generate positive cash flows from operations in amounts that are sufficient to satisfy the Company's liquidity requirements, it will be necessary for the Company to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities.

     History of Operating Losses; Accumulated Deficit. From its inception in 1989 through the year ended December 31, 1997, the Company has experienced significant operating losses. The Company incurred operating losses of $7.1 million, $7.5 million and $4.1 million during the years ended December 31, 1997, 1996 and 1995, respectively. The Company currently anticipates incurring further operating losses as it attempts to expand its business and there can be no assurance that its future operations will generate positive operating income. As of December 31, 1997, the Company had an accumulated deficit of $32.2 million. The Company has generated net operating loss ("NOL") carryforwards for income tax purposes of approximately $30.0 million through December 31, 1997. These NOL carryforwards have been recorded as a deferred tax asset of approximately $9.5 million. Based upon the Company's history of operating losses and presently known factors, management has determined that it is more likely than not that the Company will be unable to generate sufficient taxable income prior to the expiration of these NOL carryforwards and has accordingly reduced its deferred tax assets to zero with a full valuation allowance.

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

     The Company's current and prospective competitors generally fall into the following groups: (i) telecommunication companies, such as AT&T, MCI, Sprint, WorldCom and the regional Bell operating companies, and telecommunications resellers; (ii) Internet service providers, such as Uunet Technologies, Inc. and NETCOM On-Line Communications Services, Inc., (iii) on-line services providers, such as Microsoft Corporation and America Online, Inc. and (iv) direct fax delivery competitors, including Xpedite Systems, Inc. and UNIFI Communications, Inc. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can the Company. Further, the foundation of the Company's telephony network infrastructure consists of the right to use the telecommunications lines of several of the above-mentioned long distance carriers, including WorldCom and MCI. There can be no assurance that these companies will not discontinue or otherwise alter their relationships with the Company in a manner that would have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of the Company's larger potential customers may seek to internally fulfill their fax communication needs through the deployment of their own computerized fax communications systems or network infrastructures for intra-company faxing. Increased competition is likely to result in price reductions and could result in reduced gross margins and erosion of the Company's market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Possible Delisting from Nasdaq and Market Illiquidity. The Common Stock of the Company is listed on Nasdaq and continued inclusion of such securities on Nasdaq requires, among other criteria, that the Company maintain at least $4,000,000 in net tangible assets. As of December 31, 1997, the Company had net tangible assets of approximately $4.7 million. Without an equity financing, the Company is likely not to meet the net tangible assets maintenance requirement as of March 31, 1998. The Company is currently exploring equity financing alternatives. If the Company is unable to satisfy such maintenance requirements, the Company's securities may be delisted from the Nasdaq System. In such event, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be materially impaired, not only in the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of the Company, which could result in lower prices for the Company's securities than might otherwise be attained and could also result in a larger spread between the bid and asked prices for the Company securities. In addition, under the Securities Exchange Act of 1934, as amended, and the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, if the Common Stock is delisted from trading on Nasdaq and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock would also be subject to certain broker special sales practice requirements and special disclosure requirements which could severely limit the market liquidity of the Common Stock. There can be no assurance that the Common Stock will not be delisted or treated as penny stock.

     Future Capital Needs; Uncertainty of Additional Financing; Dilution. The Company currently believes that its current cash and cash equivalents will be sufficient to meet its presently anticipated cash needs for working capital and capital expenditure requirements through at least the end of 1998. However, the Company's cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of the available resources before such time. To the extent that funds expected to be generated from the Company's operations are insufficient to meet current or planned operating requirements or to maintain Nasdaq listing, the Company will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and others and from other sources. See "-- Possible Delisting from Nasdaq and Market Illiquidity." Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. If adequate funds are not available, the Company may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that the Company would otherwise seek to develop itself. In addition, in the event that the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Company's securities.

     Limited Protection of Intellectual Property Rights; Risk of Third Party Claims of Infringement. The Company's success is dependent upon its proprietary technology. The Company relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has been granted a patent related to its faxSAV Connector and has a patent application pending for its "e-mail Stamps" security technology incorporated into its faxMailer service. There can be no assurance that a patent will issue from such application or that present or future patents will provide sufficient protection to the Company's present or future technologies, services and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's know-how. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

     On September 5, 1997, the Company filed a complaint for declaratory judgment against AudioFAX IP, LLP ("AudioFAX") in the United States District Court for the District of New Jersey. The Company is seeking declaratory relief that current FaxSav service offerings do not infringe any valid claims in AudioFAX's patents and that certain claims of AudioFAX's patents are invalid. On September 8, 1997, AudioFAX filed a complaint against the Company in the United States District Court for the Northern District of Georgia alleging patent infringement, seeking a preliminary and permanent injunction against the Company's alleged infringement and damages. On February 17, 1998, the Company filed an answer to the complaint in the Georgia action, denying all allegations of wrongdoing asserted by AudioFax. On February 25, 1998, the New Jersey District Court entered an order: (1) denying AudioFax's motion to dismiss for lack of personal jurisdiction; (2) denying FaxSav's motion to stay or enjoin the Georgia action; and (3) transferring the New Jersey action to the Georgia court. It is the Company's intention to appeal items (2) and (3) of the February 25, 1998 order. The Company has been advised and believes that its service offerings do not infringe any valid patents of AudioFax and intends to vigorously pursue these actions. There can be no assurance that the Company will prevail or that AudioFAX will not prevail on its claims. Although the Company believes that it will prevail in such matter, there can be no assurance that this litigation will not have a material adverse effect on the Company's business, financial condition and results of operations.

     There can be no assurance that other third parties will not assert infringement claims against the Company in the future. Patents have been granted recently on fundamental technologies in the communications and desktop software areas, and patents may issue which relate to fundamental technologies incorporated in the Company's services. As patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to the Company's services. The Company could incur substantial costs and diversion of management resources with respect to the defense of any claims that the Company has infringed upon the proprietary right of others, which costs and diversion could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block the Company's ability to license and sell its services in the United States or abroad. Any such judgment could have a material adverse effect on the Company's business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on terms acceptable to the Company, or at all. The failure to obtain any necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Dependence on Network Infrastructure; No Assurance of Additional Internet-Capable Node Deployment. The Company's future success will depend in part upon the capacity, reliability and security of its network infrastructure and in part upon its ability to expand the deployment of an international network of Internet-capable facsimile nodes. The Company must continue to expand and adapt its network infrastructure as the number of customers and the volume of traffic they wish to transmit increases. The expansion and adaptation of the Company's network infrastructure will require substantial financial, operational and management resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet any additional demand on a timely basis, at a commercially reasonable cost, or at all. In addition, there can be no assurance that the Company will be able to deploy additional contemplated Internet-capable facsimile nodes on a timely basis, at a commercially reasonable cost, or at all. Any failure of the Company to expand its network infrastructure on a timely basis, to adapt it to changing customer requirements or evolving industry standards or to complete the development of the contemplated Internet-capable facsimile node infrastructure on a timely basis would have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to satisfy the regulatory requirements in each of the countries currently targeted for node deployment, which may prevent the Company from installing Internet-capable facsimile nodes in such countries and may have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on the Internet as a Low-Cost Facsimile Transmission Medium; No Assurance of Increased Market Acceptance. The Company believes that its future success will depend in part upon its ability to significantly expand its base of Internet-capable nodes and route more of its customers' traffic through the Internet. The Company's success is therefore largely dependent upon the viability of the Internet as a medium for the transmission of documents. There can be no assurance that document transmission over the Internet will continue to be reliable or that Internet capacity constraints will not develop which inhibit efficient document transmission. The Company accesses the Internet from its Internet-capable nodes by dedicated connection to third party internet service providers. The Company pays fixed monthly fees for such Internet access, regardless of the Company's usage or the volume of its customers' traffic. There can be no assurance that the current pricing structure for access to and use of the Internet will not change unfavorably. If material capacity constraints develop on the Internet or the current Internet pricing structure changes unfavorably, the Company's business, financial condition and results of operations would be materially and adversely affected. In addition, the Company's future success is dependent upon the increased acceptance by potential customers of the Internet as the preferred medium for transmission of documents. There can be no assurance that such market acceptance shall continue to increase. Lack of increased market acceptance would materially and adversely affect the Company's business, financial condition and results of operations.

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

     Risk of System Failure; Security Risks. The Company's operations are dependent on its ability to protect its network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond the Company's control. Most of the Company's current computer hardware and switching equipment, including its processing equipment, is currently located at three sites. There can be no assurance that the Company's existing and planned precautions of backup systems, regular data backups and other procedures will be adequate to prevent significant damage, system failure or data loss. Despite the implementation of security measures, the Company's infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems caused by its customers or other Internet users. Persistent problems continue to affect public and private data networks, including computer break-ins and the misappropriation of confidential information. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the individuals, businesses and financial institutions utilizing the Company's services, which may result in significant liability to the Company and also may deter potential customers from using the Company's services. Any damage, failure or security breach that causes interruptions or data loss in the Company's operations or in the computer systems of its customers could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence Upon Suppliers; Sole and Limited Sources of Supply. The Company relies on third parties to supply key components of its network infrastructure, including long distance telecommunications services and telecommunications node equipment, many of which are available only from sole or limited sources. WorldCom and MCI are the primary providers of long distance telecommunications services to the Company. The Company has from time-to-time experienced partial interruptions of service from its telecommunications carriers which have temporarily prevented customers in limited geographical areas from reaching the FaxSav network. There can be no assurance that the Company will not experience partial or complete service interruptions in the future. The fixed term of the Company's contract with WorldCom expired on November 30, 1997, after which the contract continues on a month-to-month basis until renegotiated by the parties or terminated by either party. There can be no assurance that WorldCom and the Company's other telecommunications providers will continue to provide long distance services to the Company at attractive rates, or at all, or that the Company will be able to obtain such services in the future from these or other long distance providers on the scale and within the time frames required by the Company. Any failure to obtain such services on a timely basis at an affordable cost, or any significant delays or interruptions of service from such carriers, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Reliance on International Strategic Alliances; Risks Associated with International Operations. The Company has established and intends to expand an international customer base by forming strategic sales and marketing alliances with foreign Internet service providers, telecommunications companies and resellers. There can be no assurance that the Company will be able to establish additional strategic alliances or to maintain such strategic alliances. The Company's success in expanding its international customer base depends not only on the formation of additional such alliances but also on the success of these partners and their ability to market the Company's services. The failure to maintain such strategic alliances or the failure of these partners to successfully develop and sustain a market for the Company's service will have a material adverse effect on the Company's ability to expand its international customer base, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company derived approximately $2.3 million or 13.2% of its total revenues, from customers outside of the United States in 1997. The Company expects that such revenues will represent an increasing percentage of its total revenues in the future. Risks inherent in the Company's international business activities generally include foreign currency exchange risk, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition and results of operations.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. There can be no assurance that the Company's software contains all necessary date code changes. The Company and its customers may be affected by Year 2000 issues. Compliance with Year 2000 requirements may disrupt the Company's ability to continue developing and marketing its facsimile transmission products and services. The Company may also incur certain unexpected expenditures in connection with Year 2000 compliance. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

     In connection with the deployment of Internet-capable nodes in countries throughout the world, the Company is required to satisfy a variety of foreign regulatory requirements. The Company intends to explore and seek to comply with these requirements on a country-by-country basis as the deployment of Internet-capable facsimile nodes continues. There can be no assurance that the Company will be able to satisfy the regulatory requirements in each of the countries currently targeted for node deployment, and the failure to satisfy such requirements may prevent the Company from installing Internet-capable facsimile nodes in such countries. The failure to deploy a number of such nodes could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's nodes and its faxLauncher service utilize encryption technology in connection with the routing of customer documents through the Internet. The export of such encryption technology is regulated by the United States government. The Company has authority for the export of such encryption technology other than to Cuba, Iran, Iraq, Libya, North Korea, and Rwanda. Nevertheless, there can be no assurance that such authority will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit the Company's ability to distribute its services outside of the United States or electronically. While the Company takes precautions against unlawful exportation of its software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of its services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of the Company's services, or new legislation or regulation could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

The information in response to this item is set forth in the Financial Statements beginning on page F-3 of this report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information in response to this item regarding the directors and executive officers of FaxSav is incorporated herein by reference to FaxSav Incorporated's Proxy Statement dated April 1998 to be filed with the Securities and Exchange Commission (the "SEC"). Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement dated April 1998 to be filed with the SEC.

Item 11. Executive Compensation

Information in response to this item is incorporated herein by reference to "Executive Compensation" in the Company's Proxy Statement dated April 1998 to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement dated April 1998 to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions

Information in response to this item is incorporated herein by reference to "Certain Transactions" in the Company's Proxy Statement dated April 1998 to be filed with the SEC.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)  Financial Statements                                           Page No.
                                                                        --------

         Report of Independent Accountants...................................F-2
         Balance Sheets at December 31, 1997 and 1996........................F-3
         Statement of Operations for the years ended December 31, 1997,
            1996 and 1995....................................................F-4
         Statement of Cash Flows for the years ended December 31, 1997,
            1996 and 1995....................................................F-5
         Statement of Stockholders' Equity (Deficit) for the years
            ended December 31, 1997, 1996 and 1995...........................F-6
         Notes to Financial Statements..................................F-7-F-21

    (2)  Financial Statement Schedules

         Supplemental Schedules to Financial Statements.....................F-22

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

3.1 Registrant's Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333- 09613 ("Registrant's Registration Statement")).

3.2 By-laws of the Registrant (incorporated by reference to exhibit 3.4 and 3.5 to the Registrant's Registration Statement and Exhibit 3.3 to the Registrants. Report on Form 10-Q for the quarter ended June 30,
          1997).

4.1 Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant's Registration Statement).

4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1 Fifth Amended and Restated Investor Rights Agreement, as amended (incorporated by reference to exhibits 10.1 and 10.2 to the Registrant's Registration Statement).

10.2 1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the Registrant's Registration Statement).

10.3 1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).

10.4 Form of Officer Severance Agreement (incorporated by reference to exhibit 10.5 to the Registrant's Registration Statement).

10.5 Form of Director Severance Agreement (incorporated by reference to exhibit 10.6 to the Registrant's Registration Statement).

10.6* Telecommunications Services Agreement, between LDDS WorldCom and the Registrant, dated December 1, 1996 (incorporated by reference to exhibit 10.8 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997).

10.7* Agreement between MCI Telecommunications Corporation and the Registrant, effective March 1, 1996 (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement).

10.8 Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited Partnership, Thornall Associates and the Registrant (the "Metro Four Lease"), as extended and amended prior to May 5, 1997 (incorporated by reference to exhibit 10.10 to the Registrant's Registration Statement).

10.9**    Amendment to Metro Four Lease, dated May 5, 1997.

10.10** Loan and Security Agreement, dated September 26, 1997, between the Company and Silicon Valley Bank.

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

10.19 Form of Common Stock Purchase Agreement, dated November 21, 1997 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-43929).

11.**     Statement Regarding Computation of Earnings Per Share.

23.**     Consent of Coopers & Lybrand L.L.P.

27.**     Financial Data Schedule.

99. Proxy Statement of FaxSav Incorporated relative to the Annual Meeting of the Stockholders to be held on May 28, 1998, which is incorporated by reference into Part III of this Form 10-K.

----------
*   Confidential treatment granted.
**  Filed herewith.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


                          FAXSAV INCORPORATED

                          By:  /s/ Thomas F. Murawski
                               ----------------------
                          Thomas F. Murawski
                          Chief Executive Officer, President and Chairman of the Board of Directors


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 1998:


Signature                       Title(s)

/s/ Thomas F. Murawski          Chief Executive Officer, President and Chairman
----------------------          of the Board of Directors

/s/ Peter S. Macaluso           Chief Financial Officer (Principal Financial and
----------------------          Accounting Officer), Treasurer and Secretary

/s/ Jeffrey M. Drazan           Director
----------------------

/s/ Peter A. Howley             Director
----------------------

/s/ Robert Labant               Director
----------------------

FaxSav Incorporated
(formerly Digitran Corporation)

Index to Financial Statements


                                                                            Page
                                                                            ----

Report of Independent Accountants............................................F-2

Balance Sheets as of December 31, 1997 and 1996..............................F-3

Statements of Operations for the years ended December 31, 1997,
  1996 and 1995..............................................................F-4

Statements of Cash Flows for the years ended December 31, 1997,
  1996 and 1995..............................................................F-5

Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 1997, 1996 and 1995...........................................F-6

Notes to Financial Statements ..........................................F-7-F-21

Supplemental Schedule to Financial Statements...............................F-22

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of FaxSav Incorporated:

We have audited the financial statements and financial statement schedule of FaxSav Incorporated (formerly Digitran Corporation) (the "Company") listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FaxSav Incorporated as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Parsippany, New Jersey
February 4, 1998

FaxSav Incorporated

Balance Sheets
as of December 31, 1997 and 1996


                                                                 December 31,
                                                          ---------------------------
                                                              1997           1996
                                                          -----------   -------------
Current assets:
  Cash and cash equivalents                               $ 3,680,185    $ 7,923,105
  Marketable securities                                                    1,002,513
  Accounts receivable, less allowances of $330,724 and
    $229,376 as of December 31, 1997 and 1996,
    respectively                                            2,280,119      2,015,155
  Prepaid expenses and other current assets                    35,844        251,417
                                                          -----------   -------------

        Total current assets                                5,996,148     11,192,190

Property and equipment, net                                 4,175,264      3,086,845
Other assets, net                                             324,173        169,211
                                                          -----------   -------------

        Total assets                                      $10,495,585    $14,448,246
                                                          ===========   =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                        $   658,703    $   263,446
  Accrued expenses and other liabilities                    3,219,846      3,413,787
  Obligation under capital lease                              315,370        282,776
  Current portion of notes payable                            469,217        152,111
                                                          -----------   -------------

        Total current liabilities                           4,663,136      4,112,120

Obligation under capital lease                                 85,551        398,662
Notes payable                                               1,083,190        278,871
                                                          -----------   -------------

        Total liabilities                                   5,831,877      4,789,653
                                                          -----------   -------------
Commitments and contingencies (Note 12)

Stockholders' equity:

    Common stock, $0.01 par value; 40,000,000 shares
       authorized; 10,827,855 and 9,792,010 shares
       issued as of December 31, 1997 and 1996,
       respectively, and 10,806,466  and 9,770,621
       shares outstanding as of December 31, 1997
       and 1996, respectively                                 108,065         97,706
  Additional paid-in capital                               36,730,403     34,616,745
  Accumulated deficit                                     (32,174,745)   (25,055,843)
  Treasury stock, at cost, 21,389 common shares as
     of December 31, 1997 and 1996, respectively                  (15)           (15)
                                                          -----------   -------------

        Total stockholders' equity                          4,663,708      9,658,593
                                                          -----------   -------------

          Total liabilities and stockholders' equity      $10,495,585   $ 14,448,246
                                                          ===========   =============

The accompanying notes are an integral part of the financial statements.     F-3

FaxSav Incorporated

Statements Of Operations
for the years ended December 31, 1997, 1996 and 1995

                                            1997            1996            1995
                                        ------------    ------------    ------------
Revenue                                 $ 17,418,333    $ 15,035,711    $ 11,649,499
Cost of service                           10,413,797       8,898,308       7,020,659
                                        ------------    ------------    ------------

        Gross margin                       7,004,536       6,137,403       4,628,840
                                        ------------    ------------    ------------

Operating expenses:
  Network operations and support           2,286,594       1,984,607       1,183,119
  Research and development                 1,909,137       1,771,822         840,083
  Sales and marketing                      5,268,099       6,065,045       4,237,787
  General and administrative               3,132,438       2,495,624       2,006,901
  Depreciation and amortization            1,702,054       1,436,673         928,652
  Other                                            0               0        (440,625)
                                        ------------    ------------    ------------

        Total operating expenses          14,298,322      13,753,771       8,755,917
                                        ------------    ------------    ------------

        Operating loss                    (7,293,786)     (7,616,368)     (4,127,077)
                                        ------------    ------------    ------------

Other income (expense):
  Interest income                            240,987         188,680          98,408
  Interest expense                          (162,218)       (142,269)        (52,727)
  Other                                       96,115          93,568          (4,051)
                                        ------------    ------------    ------------

                                             174,884         139,979          41,630
                                        ------------    ------------    ------------

        Net loss                        $ (7,118,902)   $ (7,476,389)   $ (4,085,447)
                                        ============    ============    ============

Historical basic and diluted net loss
  per common share                      $      (0.72)   $      (2.74)   $     (12.48)
                                        ============    ============    ============

Shares used in computing historical
  net loss per common shares               9,880,681       2,724,651         327,353
                                        ============    ============    ============

Unaudited pro forma data (Note 2):
  Pro forma basic and diluted
    net loss per common share           $      (0.72)   $      (0.86)   $      (0.45)
                                        ============    ============    ============

  Shares used in computing pro
    forma net loss per common
    share                                  9,880,681       8,712,054       9,079,566
                                        ============    ============    ============


The accompanying notes are an integral part of the financial statements.     F-4

FaxSav Incorporated

Statements Of Cash Flows
for the years ended December 31, 1997, 1996 and 1995


                                                           1997            1996           1995
                                                      -------------    ------------   --------------
Cash flows from operating activities:
  Net loss                                            $ (7,118,902)   $ (7,476,389)   $ (4,085,447)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization expense              1,702,054       1,436,673         928,652
      Provision for doubtful accounts                      230,520         219,400         194,720
      Gain on sale of property and equipment               (18,791)          --              --
      Changes in assets and liabilities:
        Accounts receivable                               (495,484)        123,497      (1,440,046)
        Prepaid expenses and other current
            assets                                         215,573        (184,111)         48,363
        Other assets                                      (182,462)        (80,199)        (63,584)
        Accounts payable                                   395,257         (40,961)       (263,097)
        Accrued expenses and other
            liabilities                                   (193,941)      1,086,523       1,171,916
                                                      -------------    ------------   --------------

        Net cash used in operating activities           (5,466,176)     (4,915,567)     (3,508,523)
                                                      -------------    ------------   --------------

Cash flows used in investing activities:
  Proceeds/(purchase) of marketable
    securities                                           1,002,513      (1,002,513)          --
  Purchase of property and equipment                    (2,856,952)     (2,328,829)     (1,267,219)
  Proceeds from sales of property and
    equipment                                              112,770
                                                      -------------    ------------   --------------

        Net cash used in investing activities           (1,741,669)     (3,331,342)     (1,267,219)
                                                      -------------    ------------   --------------

Cash flows from financing activities:
  Principal payments made under capital
    lease obligation                                      (280,517)       (219,201)       (135,343)
  Borrowings under line of credit                        1,299,797         956,334       1,000,000
  Repayments of notes payable                             (178,372)     (1,525,352)          --
  Proceeds from issuance of preferred stock, net             --          7,933,434       4,151,863
  Proceeds from issuance of common stock
    and exercise of stock options and warrants, net      2,124,017      10,636,307           --
  Treasury stock acquired - preferred                        --         (2,163,878)          --
                                                      -------------    ------------   --------------

        Net cash provided by financing
            activities                                   2,964,925      15,617,644       5,016,520
                                                      -------------    ------------   --------------

Net increase in cash                                    (4,242,920)      7,370,735         240,778

Cash and cash equivalents at beginning of
    period                                               7,923,105         552,370         311,592
                                                      -------------    ------------   --------------

Cash and cash equivalents at end of period            $  3,680,185    $  7,923,105    $    552,370
                                                      =============    ============   ==============

Supplemental Disclosure:
  Cash paid for interest                              $     45,918    $     68,421    $     41,685
                                                      =============    ============   ==============

Noncash investing and financing activities:
  Equipment acquired under capital lease              $      --       $    421,805    $    569,178
                                                      =============    ============   ==============

  Issuance of common stock under option
    pursuant to severance agreement                   $      --       $     42,091    $      --
                                                      =============    ============   ==============


The accompanying notes are an integral part of the financial statements.     F-5

FaxSav Incorporated

Statements Of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995

                                                        Convertible
                                                      Preferred Stock                   Common Stock           Additional
                                                ----------------------------     --------------------------      Paid-In
                                                  Shares         Amount           Shares          Amount         Capital
                                                ------------  --------------     ----------    ------------    ------------

Balance at January 1, 1995                       39,679,021    $     39,679         327,353    $      3,274    $ 14,071,681
Issuance of Series E preferred stock             19,090,900          19,091                                       4,180,828
Expense in connection with stock issuance                                                                           (48,056)
Net loss
                                                ------------  --------------     ----------    ------------    ------------

Balance at December 31, 1995                     58,769,921          58,770         327,353           3,274      18,204,453

Issuance of Series F preferred stock             19,999,988          20,000                                       7,979,998
Treasury stock acquired - Series D preferred
  stock                                          (8,655,510)                                                     (2,155,222)
Conversion of preferred stock into common
  stock                                         (70,127,830)        (78,783)      7,791,981          77,920          (7,793)
Issuance of common stock in connection with
  initial public offering                                                         1,600,000          16,000      11,888,000
Expense in connection with stock issuances                                                                       (1,343,035)
Exercise of warrants                                 13,431              13             131                           8,765
Exercise of stock options                                                            51,156             512          41,579
Net loss
                                                ------------  --------------     ----------    ------------    ------------

Balance at December 31, 1996                              0               0       9,770,621          97,706      34,616,745
                                                ------------  --------------     ----------    ------------    ------------

Issuance of common stock in connection with
  private placement                                                               1,000,000          10,000       2,165,000
Exercise of stock options                                                            35,746             358          27,277
Exercise of warrants                                                                     99               1             539
Expenses in connection with stock issuance                                                                          (79,158)
Net loss
                                                ------------  --------------     ----------    ------------    ------------

Balance, at December 31, 1997                        -0-      $     -0-          10,806,466    $    108,065    $ 36,730,403
                                                ============  ==============     ==========    ============    ============

                                                 Accumulated     Treasury
                                                   Deficit         Stock          Total
                                                -------------   -------------  --------------

Balance at January 1, 1995                      $(13,494,007)   $        (15)   $    620,612
Issuance of Series E preferred stock                                               4,199,919
Expense in connection with stock issuance                                            (48,056)
Net loss                                          (4,085,447)                     (4,085,447)
                                                -------------   -------------  --------------

Balance at December 31, 1995                     (17,579,454)            (15)        687,028

Issuance of Series F preferred stock                                               7,999,998
Treasury stock acquired - Series D preferred
  stock                                                               (8,656)     (2,163,878)
Conversion of preferred stock into common
  stock                                                                8,656              --
Issuance of common stock in connection with
  initial public offering                                                         11,904,000
Expense in connection with stock issuances                                        (1,343,035)
Exercise of warrants                                                                   8,778
Exercise of stock options                                                             42,091
Net loss                                          (7,476,389)                     (7,476,389)
                                                -------------   -------------  --------------

Balance at December 31, 1996                     (25,055,843)            (15)      9,658,593
                                                -------------   -------------  --------------

Issuance of common stock in connection with
  private placement                                                                2,175,000
Exercise of stock options                                                             27,635
Exercise of warrants                                                                     540
Expenses in connection with stock issuance                                           (79,158)
Net loss                                          (7,118,902)                     (7,118,902)
                                                -------------   -------------  --------------

Balance, at December 31, 1997                   $(32,174,745)   $        (15)   $  4,663,708
                                                =============   =============  ==============

The Company has 1,000,000 authorized shares of preferred stock at $0.01 par value. No preferred stock is currently issued or outstanding.


The accompanying notes are an integral part of the financial statements.     F-6

FaxSav Incorporated

Notes To Financial Statements

1.   Organization and Nature of Operations:

     FaxSav Incorporated, formerly known as Digitran Corporation (the "Company"), was formed in November 1989 to engage in the sale of network services customized for the transmission of data, facsimile and graphical information. In February 1996, the Company changed its name to FaxSav Incorporated.

     The Company designs, develops, and markets a variety of business-to-business facsimile transmission services, including fax-to-fax, desktop to fax, enhanced fax and broadcast fax services and operates in one business segment. Through the use of its integrated Internet-based and telephony-based network and its proprietary software, the Company enables its customers to send documents and images to fax machines worldwide. In early 1996, the Company began to deploy a global Internet-based network of nodes that enable it to bypass the long distance carriers' networks when sending faxes to or from international areas serviced by these nodes. Prior to 1997, most of the Company's revenues have been derived from delivering facsimile transmissions to locations outside the United States from customers located throughout the United States. In 1997, the Company expanded its customer base in international markets including the development of a fax-to-fax business in certain markets in the Asia Pacific region. As a result, international revenues were approximately $2,300,000 in 1997. Due to the ubiquitous nature of the Company's network and its centralized operations in the United States, the Company measures the results of its international business to the gross margin level only, which approximated the overall results for the Company in 1997. Identifiable assets from all international localities were less than 10% of the Company's total assets.

     The Company is subject to risks common to rapidly growing technology-based companies, including limited operating history, dependence on key personnel, raising capital, rapid technological change, dependence on network infrastructure, competition from substitute products and larger companies, and the successful development and marketing of commercial products and services.

     The Company currently believes its cash and cash equivalents will be sufficient to meet its presently anticipated cash needs through at least the end of 1998 and, in order to meet minimum NASDAQ listing requirements, the Company anticipates raising additional equity financing during 1998. Even if the Company's cash requirements vary materially from those now planned as a result of unforeseen changes, management believes that its current sources of liquidity are sufficient for it to continue operations through the end of 1998. In this regard, the Company is prepared to limit its network expansion and reduce or eliminate research and development activities, and sales and marketing expenditures, if necessary.

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

FaxSav Incorporated

1.   Organization and Nature of Operations (Continued):

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

     The Company also filed immediately prior to the closing of the offering its Sixth Amended and Restated Certificate of Incorporation which changed the authorized amount of preferred stock. All outstanding shares of preferred stock were converted at the consent of the holders into an aggregate of 7,791,981 shares of common stock.

2.   Summary Of Significant Accounting Policies:

     A.   Revenue Recognition and Cost of Service:

          The Company recognizes revenue as services are provided to customers and records the related cost of service as incurred. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges.

     B.   Estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FaxSav Incorporated

2.   Summary Of Significant Accounting Policies (Continued):

     B.   Estimates (Continued):

          Significant estimates made by management and included in the financial statements are the allowance for bad debts, the valuation allowance for deferred tax assets, and the accrual for legal defense.

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

     D.   Earnings Per Share:

          In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". In accordance with SFAS 128, both basic and diluted net loss per share are presented in the financial statements.

          In February 1998, the SEC issued Staff Accounting Bulletin No. 98 ("SAB 98"), which revised the views of the staff contained in previous staff accounting bulletins, to be consistent with the provisions of SFAS 128. All prior periods have been restated in accordance with SAB 98.

          Stock options outstanding of approximately 1,523,000, 1,256,000 and 1,067,000 for the years ended December 31, 1997, 1996, and 1995, respectively, have been excluded from the calculation of diluted earnings per share, since their effect would be antidilutive.

          In addition, approximately 100,000 warrants outstanding for each of the three years ended December 31, 1997, have been excluded from diluted earnings per share, since their effect would be antidilutive.

FaxSav Incorporated

2.   Summary Of Significant Accounting Policies (Continued):

     E.   Pro Forma Earnings Per Share:

          Pro forma basic and diluted net loss per common shares is based on the weighted average number of shares outstanding during the periods presented, including the effect of pro forma conversion for all periods of all outstanding preferred stock into 7,791,981 shares of common stock in October 1996 in connection with the initial public offering of the Company. Pro forma basic and diluted net loss per share has been presented as additional information to enhance the comparability of results for all periods presented assuming conversion of the preferred stock into common shares of the Company.

     F.   Cash Equivalents:

          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     G.   Marketable Securities:

          The Company accounts for its marketable securities in accordance with statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS 115 requires a more detailed disclosure of debt and equity securities held for investment, the methods to be used in determining fair value and when to record unrealized holding gains and losses in earnings or in a separate component of stockholders' equity. It is the Company's policy to invest primarily in government and commercial paper securities. It is the Company's intent and ability to hold investments to maturity.

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

FaxSav Incorporated

2.   Summary Of Significant Accounting Policies (Continued):

     H.   Property and Equipment (Continued):

          Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the estimated fair value and carrying value of the assets.

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

FaxSav Incorporated

2.   Summary Of Significant Accounting Policies (Continued):

     L.   Impact of Recently Issued Accounting Standards:

          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and will have no impact on the financial position, results of operations or cash flows.

     M.   Legal Defense:

          The Company accrues the estimated future cost of defending itself against lawsuits or other claims when management has determined, in consultation with its legal counsel, that these matters are probable of assertion against the Company.

     N.   Reclassification:

          Certain items in 1996 have been reclassified to conform to 1997 presentation.

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

FaxSav Incorporated

4.   Property And Equipment:

     Property and equipment is comprised of the following:

                                                   December 31,
                                              -------------------------
                                                 1997          1996
                                              -----------  ------------

      Equipment                               $7,844,450   $ 5,361,788
      Computer software                          364,385       210,833
      Furniture and fixtures                     113,386        44,611
      Leasehold improvements                     160,008       127,506
                                              -----------  ------------

                                               8,482,229     5,744,738
        Less, accumulated depreciation and
          amortization                         4,306,965     2,657,893
                                              -----------  ------------

                                              $4,175,264   $ 3,086,845
                                              ===========  ============


     Included in the equipment balance is certain equipment under capital leases of approximately $966,058 and $935,250 at December 31, 1997 and 1996, respectively. Accumulated amortization of equipment under capital leases approximated $394,867 and $201,656 as of December 31, 1997 and 1996, respectively. Depreciation and amortization expense for owned property and equipment for the years ended December 31, 1997, 1996, and 1995, amounted to $1,674,554, $1,388,753, and $897,260, respectively.

5.   Accrued Expenses and Other Liabilities:

     Accrued expenses and other liabilities is comprised of the following:

                                                           December 31,
                                                     --------------------------

                                                         1997          1996
                                                     ------------  ------------

      Accrued carrier charges                        $ 1,926,925   $ 1,737,370
      Accrued salaries, bonuses and commissions          195,688       173,830
      Excise and state taxes payable                     269,245       309,959
      Accrual for legal defense                          251,917       381,073
      Insurance premiums payable                          79,449       235,021
      Other                                              496,622       576,534
                                                     ------------  ------------

                                                     $ 3,219,846   $ 3,413,787
                                                     ============  ============

FaxSav Incorporated

6.   Line of Credit and Note Payable to Bank:

     In July 1995, the Company entered into a Credit Agreement ("Agreement") with a bank ("the Bank") comprised of a $1,000,000 working capital line of credit. The Agreement provided for certain restrictions and covenants, including the payment of dividends on the Company's common stock and incurring additional indebtedness. In connection with the Agreement, the Company issued warrants (see Note 8) to the Bank. In April 1996, the Company accepted a revised commitment which renewed the $1,000,000 working capital line of credit and extended a $750,000 equipment line of credit under the same terms (collectively referred to as line of credit). Under the revised Agreement, the working capital line of credit expired in April 1997. Any amounts borrowed under the equipment line of credit were to be repaid in monthly installments over a three-year period commencing in October 1996 with a 9% annual interest rate applied to the unpaid-principal balance. As of June 30, 1996, the Company was in default of certain financial covenants contained in the revised Agreement; however, the Bank waived these defaults and revised the covenants for the period July 31, 1996 until December 31, 1996. The revised agreement limited the total amount outstanding under both credit lines to $1 million until the Company raised additional equity on or before October 30, 1996.

     In October 1996, the Company paid off the balance outstanding on the working capital line of credit of $500,000 from the proceeds of its initial public offering. In November 1996, a further amendment to the Agreement eliminated the working capital line of credit and the financial covenants and restrictions. Under the revised agreement, the Company agreed to maintain cash and cash equivalent balances of at least twice the amount outstanding under the equipment line of credit. As of December 31, 1997, the Company had approximately $279,000 outstanding under this line of credit which will be paid off in equal installments over the next twenty-two months.

     During 1997, the Company entered into two new loan agreements. The first agreement was an equipment line of credit, in the form of a promissory note, in the amount of $800,000. Interest on advances, if any, are at the Bank's prime rate plus an applicable margin, as defined in the credit agreement, which resulted in a borrowing rate of 9.5% for 1997. Among the covenants stated in the agreement, specific liquidity ratios, debt service ratios, and net worth ratios are required to be maintained, and disclosed to the Bank on a monthly basis. As of December 31, 1997, the Company had fully utilized the line of credit.

     The second agreement, an equipment loan line of $500,000, is in the form of two secured promissory notes, both of which the Company is required to pay over a term of forty-eight months with effective interest rate of 16%. The equipment purchased with the proceeds of this loan will serve as collateral.

FaxSav Incorporated

7.   Commitments:

     Telecommunications Lines

     The Company has committed to minimum monthly usage levels with its primary telecommunications carriers. The commitments require minimum monthly payments, exclusive of usage discounts, of $200,000 per month through June, 1999. The Company also leases space under co-locate agreements for certain of its telecommunications equipment.

     Leases

     Total rent expense for office facilities for the years ended December 31, 1997, 1996 and 1995 amounted to $302,643, $181,594 and $147,516, respectively.

     The Company leases certain computer equipment pursuant to operating leases which expire through 2000. Rent expense related to these leases for the years ended December 31, 1997, 1996 and 1995 amounted to $120,085, $168,666 and $247,167, respectively.

     The Company acquired equipment for $421,805 and $569,178 under capital lease obligations during the years ended December 31, 1996 and 1995, respectively. Interest paid for capital lease obligations during the years ended December 31, 1997, 1996 and 1995 was $59,658, $69,682 and $20,796,
     respectively.

     The Company was obligated under these agreements to make the following payments for office facilities and equipment:

                                December 31, 1997         December 31, 1996
                             -----------------------   -----------------------
                              Operating    Capital      Operating    Capital
                                Lease       Lease         Lease       Lease
                             ----------   ----------   ----------   ----------

1997                         $       --   $       --   $  100,891   $  342,435
1998                            316,641      331,716       38,260      322,680
1999                            311,808      103,126       25,567      103,126
2000                            295,400           --        6,224           --
2001 and thereafter             377,768           --
                             ----------   ----------   ----------   ----------

Total minimum lease
  payments                   $1,301,617      434,842   $  170,942      768,241
                             ==========                ==========

Less, amount representing
  interest                                    33,921                    86,803

Less, current principal
  maturities of obligation
  under capital lease                        315,370                   282,776
                                          ----------                ----------

Long-term lease obligation                $   85,551                $  398,662
                                          ==========                ==========

FaxSav Incorporated

8.   Capital Stock And Warrants (See also Note 13):

     Convertible Preferred Stock

     Prior to October 1996, the Company was authorized to issue 1,400,000 shares of Series A Preferred Stock, 4,000,000 shares of Series B Preferred Stock, 8,700,000 shares of Series C Preferred Stock, 26,600,000 shares of Series D Preferred Stock, 19,500,000 shares of Series E Preferred Stock and 20,000,000 shares of Series F Preferred Stock (collectively, "the Preferred Stock"). Holders of the Preferred Stock were entitled to dividends at the rate of $0.075 per share for Series A, $0.10 per share for Series B, $0.06 per share for Series C, $0.01733 per share for Series D, $0.022 per share for Series E and $0.04 per share for Series F when and if declared by the Company's Board of Directors. Such dividends were not cumulative. Holders of the Series A, B, C, D, E and F Preferred Stock were entitled to a liquidation preference per share of $0.75, $1.00, $0.60, $0.1733, $0.22 and $0.40, respectively. No dividends had been declared on the Preferred Stock.

     In January 1994, under a Preferred Stock Purchase Agreement (the "Telstra Agreement") the Company issued 17,311,021 shares of Series D Preferred Stock to Telstra Incorporated ("Telstra") for an aggregate purchase price of $3,000,000 and 1,880,529 shares of Series D Preferred Stock to certain preferred stockholders upon conversion of the Company's promissory notes (and accrued interest thereon) which were due and payable on December 31, 1993.

     The Telstra Agreement gave Telstra (a) a grant, on a one-time basis during 1996, to acquire all of the fully diluted shares of the Company's stock not owned by Telstra; (b) representation on the FaxSav Board of Directors; and
     (c) approval over certain business decisions of the Company. Subsequent amendments to the Telstra Agreement and the occurrence of the initial public offering of the Company's common stock resulted in the termination of Telstra's option and other rights.

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

FaxSav Incorporated

8.   Capital Stock And Warrants (See also Note 13) (Continued):

     Convertible Preferred Stock (Continued)

     In February 1996 and March 1996, the Company issued 19,999,988 shares of Series F Preferred Stock for an aggregate purchase price of $7,979,998 to certain existing as well as other new investors in the Company. In accordance with a December 1995 Stock Option Agreement between the Company and Telstra, the Company on March 18, 1996 repurchased 8,655,510 shares of Series D Preferred Stock held by Telstra for $0.25 per share for a total of $2,163,878.

     All shares of Series A, B, C, D, E, and F Preferred Stock were converted into common stock of the Company in connection with the initial public offering of its common stock in October 1996.

     Warrants

     On July 8, 1993, the Company agreed to grant warrants to purchase 5,556 shares of common stock to a firm providing equipment to the Company under a Master Lease Agreement. The exercise price was $5.40 per share and the warrants were to expire ten years from the date of grant. On May 5, 1994, the Company granted additional warrants, which were to expire ten years from the date of grant, to purchase 9,889 shares of common stock at $1.80 per share to this firm in connection with an increase in the equipment covered by the Master Lease Agreement.

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

9.   Stock Options:

     The Company has a stock option plan which authorizes up to 1,794,175 shares of common stock to be issued. Under the stock option plan, the Company may grant incentive stock options or nonqualified stock options. The option exercise price of stock options may not be less than 85% of the fair value of a share of common stock on the date of the option grant, and the options expire in ten years. The shares issuable upon the exercise of nonqualified options generally vest over one or two years from the date of grant. The shares issuable upon the exercise of incentive stock options generally vest 20% upon completion by the optionee of one year of service and the remaining 80% over 48 equal months of service thereafter based on continued service.

FaxSav Incorporated

9.   Stock Options (Continued):

     Stock option transactions under the plan are as follows:

                                                                   Weighted
                                                                   Average
                                        Incentive                 Exercise
                          Nonqualified    Stock      Available    Price Per
                            Options      Options     for Grant      Share
                            --------    ---------    ---------    ----------

December 31, 1994            44,347      440,703      308,074     $    0.90

  Available for Grant                                 455,556
  Granted                   320,430      290,360     (610,790)    $    0.235
  Exercised                      --           --           --             --
  Canceled                       --      (28,955)      28,955     $    0.355
                            --------    ---------    ---------

December 31, 1995           364,777      702,108      181,795     $    0.533

  Available for Grant                                 533,066
  Granted                   133,334      111,778     (245,112)    $    3.44
  Exercised                      --      (51,156)          --     $    0.823
  Canceled                   (4,927)          --        4,927     $    2.63
                            --------    ---------    ---------

December 31, 1996           493,184      762,730      474,676     $    1.09

  Granted                   173,329      392,280     (565,609)    $    3.38
  Exercised                              (35,746)          --     $    0.80
  Canceled                   (8,333)    (254,602)     262,935     $    1.63
                            --------    ---------    ---------

December 31, 1997           658,180      864,662      172,002     $    1.28
                            ========    =========    =========


     At December 31, 1997, 1996 and 1995, options for 785,584, 626,277 and
     404,833 shares, were vested and exercisable.

     In October 1995, The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The standard establishes a fair value method for accounting for or disclosing stock-based compensation plans. The Company adopted this standard by disclosing the pro forma net loss and loss per share amounts assuming the fair value method.

FaxSav Incorporated

9.   Stock Options (Continued):

     Accordingly, if the Company had elected to recognize compensation costs in accordance with SFAS No. 123 the reported net loss and loss per share for 1997, 1996 and 1995, respectively, would have been as follows:

                                           1997          1996          1995
                                       ------------  --------------------------

     Net loss as reported              $ (7,118,902) $ (7,476,389) $ (4,085,447)
     Net loss - pro forma                (7,260,113)   (7,583,417)   (4,139,737)
     Loss per share - as reported             (0.72)        (2.60)        (7.46)
     Loss per share - pro forma               (0.73)        (2.64)        (7.56)




     The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

                                           1997         1996           1995
                                      --------------------------  -------------

     Expected life                       5 years      10 years       10 years
     Risk free interest rate               6.3%         4.9%           5.5%
     Expected future dividend yield         0%           0%             0%
     Expected volatility                  85.2%        34.4%          34.6%


     In accordance with SFAS 123, the Company has utilized peer information when using the Black-scholes option pricing model. As the Company develops historical information, the Company will modify these assumptions accordingly.

FaxSav Incorporated

9.   Stock Options (Continued):

                                       Options Outstanding             Options Exercisable
                              -------------------------------------  -----------------------
                                              Weighted
                                               Average    Weighted      Number      Weighted
                                Number        Remaining   Average     Exercisable   Average
                               Outstanding   Contractual  Exercise      as of       Exercise
     Range of Exercise Prices  12/31/97         Life       Price       12/31/97      Price
                              ------------    --------    -------    ----------     -------
     $0.23 - $0.23               544,577        7.24      $ 0.23      313,846       $ 0.23
     $0.90 - $1.50               681,042        6.99        1.12      403,221         0.91
     $2.13 - $3.60               262,501        8.67        3.10       60,723         3.60
     $5.38 - $8.00                34,722        8.84        7.30        7,794         7.82
                              ------------    --------    -------    ----------     -------

     $0.23 - $8.00             1,522,842        7.41      $ 1.28      785,584       $ 0.92
                              ============    ========    =======    ==========     =======

10.  Income Taxes:

     The Company continues to incur operating losses and currently pays no income taxes and no provision or benefit for income taxes has been recorded.

     The income tax benefit at the United States federal statutory rate on the Company's operating loss, for all periods presented, has been eliminated by an increase in the valuation allowance for deferred tax assets and operating losses not recognized.

     At December 31, 1997, the Company had net operating loss carryforwards available for income tax purposes of approximately $30,000,000, which start to expire in 2005. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interests of significant stockholders over a three-year period in excess of 50%. The Company has experienced changes in ownership in excess of 50% but does not believe that these changes in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards assuming the Company can generate sufficient taxable income.

FaxSav Incorporated

10.  Income Taxes (Continued):

     The components of the Company's deferred tax asset are as follows:

                                                    December 31,
                                              --------------------------
                                                  1997          1996
                                              ------------  ------------

       Operating loss carryforwards           $10,225,730   $ 7,730,622
       Temporary differences                      691,560       592,678
                                              ------------  ------------

                                                9,534,170     8,323,300

       Less - valuation allowance              (9,534,170)    (8,323,300)
                                              ------------  ------------

                                              $    -        $     -
                                              ============  ============


     In evaluating the reliability of these deferred tax assets, management has considered the market in which the Company operates, the operating losses incurred to date and the operating losses anticipated for the future, and believes that given the significance of this evidence, a full valuation allowance against its deferred tax assets is required as of December 31, 1997, 1996, and 1995.

11.  Contingencies:

     The Company is involved in various disputes, claims or legal proceedings related to its normal course of business. In the opinion of management, all such matters are without merit or involve amounts, if disposed of unfavorably, which would not have a material adverse effect on the financial position or results of operations of the Company.

     On September 5, 1997, the Company filed a compliant for declaratory judgement against AudioFAX, IP, L.L.P. ("AudioFAX") in the United States District Court for the District of New Jersey. The Company seeks declaratory relief that current FaxSav service offerings do not infringe any valid claims in AudioFAX's patents or that certain claims of AudioFAX's patents are invalid. On September 8, 1997, AudioFAX filed a compliant against the Company in the United States District Court for the District of Georgia alleging patent infringement, seeking a preliminary and permanent injunction against the Company's alleged infringement and damages. The Company has been advised and believes that its service offerings do not infringe any valid patents of AudioFAX and intends to vigorously pursue these actions.

FaxSav Incorporated
Supplemental Schedule

Valuation and Qualifying Accounts

                                                                 Additions
                                                        -----------------------------
                                         Balance at       Charges to     Charges to                             Balance at
                                          Beginning        Cost And         Other                                 end of
                                          of Period        Expenses       Accounts           Deductions           Period
                                       --------------   -------------- --------------      --------------     --------------
Year ended December 31, 1995
Provisions for bad debts               $      90,193    $     194,720   $     20,397(a)    $     130,573(b)   $     174,737
Accrual for legal defense                                     400,000                                  0            400,000
Deferred tax asset valuation
     allowance                             4,033,899                       1,628,194                              5,662,093
                                       --------------   -------------- --------------      --------------     --------------

                                       $   4,124,092    $     594,720   $  1,648,591       $     130,573      $   6,236,830
                                       ==============   ============== ==============      ==============     ==============

                                                                 Additions
                                                        -----------------------------
                                         Balance at       Charges to     Charges to                             Balance at
                                          Beginning        Cost And         Other                                 end of
                                          of Period        Expenses       Accounts           Deductions           Period
                                       --------------   -------------- --------------      --------------     --------------
Year ended December 31, 1996
Provisions for bad debts               $     174,737    $     219,400   $     37,268(a)    $     202,029(b)   $     229,376
Accrual for legal defense                    400,000                                              18,927            381,073
Deferred tax asset valuation
     allowance                             5,662,093                       2,661,207                              8,323,300
                                       --------------   -------------- --------------      --------------     --------------

                                       $   6,236,830    $     219,400   $  2,698,475       $     220,956      $   8,933,749
                                       ==============   ============== ==============      ==============     ==============


                                                                 Additions
                                                        -----------------------------
                                         Balance at       Charges to     Charges to                             Balance at
                                          Beginning        Cost And         Other                                 end of
                                          of Period        Expenses       Accounts           Deductions           Period
                                       --------------   -------------- --------------      --------------     --------------
Year ended December 31, 1997
Provisions for bad debts               $     229,376    $     230,520   $     29,819(a)    $     158,991(b)   $     330,724
Accrual for legal defense                    381,073                                             129,156            251,917
Deferred tax asset valuation
     allowance                             8,323,300                       1,210,870                              9,534,170
                                       --------------   -------------- --------------      --------------     --------------

                                       $   8,933,749    $     230,520   $  1,240,689       $     288,147      $  10,116,811
                                       ==============   ============== ==============      ==============     ==============

(a)  Recoveries of accounts receivable
(b)  Write-offs