Form 10-Q
period 1998-03-31
FAXSAV INC
filed 1998-05-15
CIK 1010677

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                               Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,813,541 shares of the Company's Common Stock, $.01 par value, were outstanding as of May 8, 1998.

                               FAXSAV INCORPORATED

                        Index to March 31, 1998 Form 10-Q

--------------------------------------------------------------------------------

                                                                           Page
                                                                           ----
                         Part I - Financial Information

Item 1. Financial Statements

        Condensed Balance Sheets - March 31, 1998 and December 31, 1997....  3

        Condensed Statements of Operations -
        Three Months Ended March 31, 1998 and 1997.........................  4

        Condensed Statements of Cash Flow - Three Months Ended
        March 31, 1998 and 1997............................................  5

        Notes to Condensed Financial Statements............................  6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................  7

                           Part II - Other Information

Item 1. Legal Proceedings..................................................  16

Item 2. Changes in Securities..............................................  16

Item 3. Defaults upon Senior Securities....................................  16

Item 4. Submission of Matters to a Vote of Security Holders................  16

Item 5. Other Information..................................................  16

Item 6. Exhibits and Reports on Form 8-K...................................  16

        Signatures.........................................................  18

                               FAXSAV INCORPORATED
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                             March 31,      December 31,
                                                                1998            1997
                                                            ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  1,935,182    $  3,680,185
  Accounts receivable, net of allowances of $332,717
    and $330,724 for March 31, 1998 and
    and December 31, 1997                                      3,000,813       2,280,119
  Prepaid expenses and other current assets                       59,103          35,844
                                                            ------------    ------------
Total current assets                                           4,995,098       5,996,148

Property and equipment, net                                    4,480,353       4,175,264
Other assets, net                                                288,022         324,173
                                                            ------------    ------------
Total assets                                                $  9,763,473    $ 10,495,585
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  1,211,002    $    658,703
  Accrued expenses and other liabilities                       3,280,620       3,219,846
  Obligation under capital lease                                 263,727         315,370
  Current portion of notes payable                               556,095         469,217
                                                            ------------    ------------
Total current liabilities                                      5,311,444       4,663,136

Obligation under capital lease                                    58,351          85,551
Notes payable                                                  1,171,876       1,083,190
                                                            ------------    ------------
Total liabilities                                              6,541,671       5,831,877
                                                            ------------    ------------

Stockholders' equity:
Common stock, $0.01 par value;40,000,000 shares
   authorized; 10,834,930 and 10,827,855 shares issued
   and 10,813,541 and 10,806,466 shares outstanding as of
   March 31, 1998 and December 31, 1997, respectively            108,135         108,065
Additional paid-in capital                                    36,735,889      36,730,403
Accumulated deficit                                          (33,622,207)    (32,174,745)
Treasury stock, at cost 21,389 common shares
   as of March 31, 1998 and December 31, 1997                        (15)            (15)
                                                            ------------    ------------
Total stockholders' equity                                     3,221,802       4,663,708
                                                            ------------    ------------
Total liabilities and stockholders' equity                  $  9,763,473    $ 10,495,585
                                                            ============    ============

The accompanying notes are an integral part of the condensed financial statements

                               FAXSAV INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                            ---------
                                                      1998             1997
                                                  ------------     ------------

Revenues                                          $  4,977,255     $  4,069,608

Cost of service                                      2,606,686        2,644,593
                                                  ------------     ------------

Gross margin                                         2,370,569        1,425,015

Operating expenses:
   Network operations and support                      741,578          526,189
   Research and development                            579,764          463,375
   Sales and marketing                               1,420,070        1,453,022
   General and administrative                          780,137          805,512
   Depreciation and amortization                       305,472          431,286
                                                  ------------     ------------
Total operating expenses                             3,827,021        3,679,384
                                                  ------------     ------------

Operating loss                                      (1,456,452)      (2,254,369)

Other income, net                                        8,990           82,599
                                                  ------------     ------------

Net loss                                          ($ 1,447,462)    ($ 2,171,770)
                                                  ============     ============
Historical basic and diluted net loss per
   common and equivalent share                    ($      0.13)    ($      0.22)
                                                  ============     ============
Shares used in computing historical
  net loss per common and
  equivalent share                                  10,811,405        9,787,798
                                                  ============     ============

The accompanying notes are an integral part of the condensed financial statements

                               FAXSAV INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                           1998           1997
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             ($1,447,462)   ($2,171,770)
  Adjustments to reconcile net loss to net cash used
     In operating activities:
     Depreciation and amortization expense                                 305,472        431,286
     Other adjustments                                                      29,337         54,404
  Changes in assets and liabilities:
     Accounts receivable                                                  (760,594)      (321,522)
     Accounts payable                                                      552,299        360,506
     Other, net                                                             70,367       (130,184)
                                                                       -----------    -----------
         Net cash used in operating activities                          (1,250,581)    (1,777,280)
                                                                       -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds received from marketable securities                                  0      1,002,513
   Purchase of property and equipment, net                                (596,700)    (1,059,709)
                                                                       -----------    -----------
         Net cash used in investing activities                            (596,700)       (57,196)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of notes payable and capital lease obligation      (155,640)      (108,722)
    Borrowings under line of credit                                        252,362              0
    Proceeds from issuance of common stock and
         exercise of stock options and warrants, net                         5,556         16,862
                                                                       -----------    -----------
         net cash provided by financing activities                         102,278        (91,860)
                                                                       -----------    -----------

NET INCREASE(DECREASE)                                                  (1,745,003)    (1,926,336)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                      3,680,185      7,923,105
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 1,935,182    $ 5,996,769
                                                                       ===========    ===========

The accompanying notes are an integral part of the condensed financial statements

                               FAXSAV INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The unaudited condensed financial statements included herein have been prepared by the Company in accordance with the requirements of Form 10-Q, and consequently do not include disclosures normally made in the annual report on Form 10-K. The December 31, 1997 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 1998. The results for the three month period ended March 31, 1998 are not necessarily indicative of the results expected for the full fiscal year.

2.        Earnings Per Share

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". In accordance with SFAS 128, both basic and diluted net loss per share are presented in the financial statements. Stock options outstanding of approximately 1,665,000 and 1,273,000 for the three months ended March 31, 1998 and 1997, respectively, have been excluded from the calculation of diluted earnings per share, since their effect would be antidilutive. In addition, approximately 100,000 warrants outstanding have been excluded from diluted earnings per share, since their effect would be antidilutive.

3        Contingencies

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

4.       Impact of Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during first quarter of 1998, but presently the Company's Comprehensive Loss and Net Loss are equal.

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

Results of Operations

The following table represents unaudited financial information expressed as a percentage of total revenues for the periods indicated. The Company believes that this information has been presented on a basis consistent with the Company's audited financial statements and includes all adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation for the periods presented.

                                                          Three Months Ended
                                                               March 31,
                                                          1998            1997
                                                        ------          ------
Percentage of Revenues:
Revenues                                                 100.0%          100.0%
Cost of service                                           52.4            65.0
                                                        ------          ------
Gross margin                                              47.6            35.0
                                                        ------          ------
Operating expenses:
    Net operations and support                            14.9            12.9
    Research and development                              11.7            11.4
    Sales and marketing                                   28.5            35.7
    General and administrative                            15.7            19.8
    Depreciation and amortization                          6.1            10.6
                                                        ------          ------
         Total operating expenses                         76.9            90.4
Operating loss                                           (29.3)          (55.4)
                                                        ------          ------
Other income, net                                          0.2             2.0
                                                        ------          ------
Loss before income taxes                                 (29.1)          (53.4)
Provision for income taxes                                  --              --
                                                        ------          ------

Net loss                                                 (29.1)%         (53.4)%
                                                        ======          ======

Three Months Ended March 31, 1998 and 1997

Revenues. Revenues, which consist primarily of customer usage charges, grew 22.3% to $5.0 million in the three months ended March 31, 1998 from $4.1 million in the three months ended March 31, 1997 primarily as a result of the continued expansion of the Company's customer base, particularly in international markets. The increased revenues result largely from the Company's Internet desktop-to-fax and faxSAV EZ-List broadcast services.

Cost of service. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual facsimile volume. Cost of service amounted to $2.6 million for each of the three month periods ended March 31, 1998 and 1997 but decreased as a percentage of revenues in the three months ended March 31, 1998 to 52.4% from 65.0% in the three months ended March 31, 1997. The decreased percentage is a result of transmitting an increased level of customer faxes over the Company's Internet Fax Network and lower costs for international telephony termination fax charges.

Network operations and support. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $0.7 million and 14.9% of revenues in the three months ended March 31, 1998 in comparison to $0.5 million and 12.9% of revenues in the three months ended March 31, 1997 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base on a 7 day per week/ 24 hour per day basis.

Research and Development. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel largely for the continuing development efforts for enhancements to the Company's Internet desktop-to-fax services and faxSAV EZ-List broadcast service. Research and development expenses increased to $0.6 million for the three months ended March 31, 1998 in comparison to $0.5 million in the three months ended March 31, 1997, due to expansion of these development efforts but, as a percentage of revenues, these costs only increased marginally to 11.7% of revenues in the 1998 period from 11.4% of revenue in the 1997 period.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, agent and dealer commissions and third-party telemarketing charges in 1997. Sales and marketing expenses decreased to $1.4 million for the three months ended March 31, 1998 in comparison to $1.5 million in the three months ended March 31, 1997, primarily as a result of reduced spending for trade shows and promotional materials and elimination of third party telemarketing programs in 1997. As a percentage of revenues, these costs decreased to 28.5% from 35.7% for the 1998 and 1997 periods, respectively, as a result of reduced spending and higher revenues.

General and administrative. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses amounted to $0.8 million in the three months ended March 31, 1998 and 1997. As a percentage of revenues, these expenses decreased to 15.7% in the three months ended March 31, 1998 from 19.8% in the three months ended March 31, 1997 as a result of increased revenues.

Depreciation and amortization. Depreciation and amortization decreased to $0.3 million in the three months ended March 31, 1998 from $0.4 million in the three months ended March 31, 1997 primarily reflecting reduced depreciation charges for faxSAV Connectors installed on fax machines at customer premises, resulting from the Company shift in its business to desktop originated services. As a percentage of revenues, depreciation and amortization expenses decreased to 6.1% in the three months ended March 31, 1998 in comparison to 10.6% in the three months ended March 31, 1997, as a result of increased revenues.

Other income, net. Other income, net decreased to $0.01 million and .2% of revenues in the three months ended March 31, 1998 from $0.08 million and 2.0% of revenues in the three months ended March 31, 1997. In the 1998 period, the Company incurred increased interest expense of $0.02 million and earned $0.06 million less interest income in comparison to the 1997 period. In 1997, the Company had less outstanding debt and more funds available for temporary investment as a result of the proceeds still on hand from its October 1996 initial public offering of securities.

Provision for income taxes. The Company had losses for income tax purposes for the three months ended March 31, 1998 and 1997. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by a valuation allowance for deferred tax assets.

Liquidity and Capital Resources

The Company has financed its cash requirements for operations and investments in equipment primarily through public and private sales of equity securities, bank borrowings and capital lease financing. During the three months ended March 31, 1998, the Company entered into an agreement for a $0.5 million secured equipment line of credit with Silicon Valley Bank, $0.25 million of which was outstanding as of March 31, 1998. In addition, the Company has accepted a $0.5 million expansion of its equipment loan facility with Phoenix Growth Capital Corp. subsequent to March 31, 1998.

As a result of operating losses, cash used in operating activities amounted to $1.3 million in the three months ended March 31, 1998, as compared to $1.8 million for the comparable period in 1997. Cash used in investing activities, largely consisting of the purchase of equipment, amounted to $0.6 million for the three months ended March 31, 1998 and $1.1 million for the comparable period in 1997. The equipment primarily consisted of network equipment (particularly in the 1998 period) and faxSAV Connectors purchased by the Company for installation at customer locations. The Company is obligated to MCI Communications Corp. for a minimum monthly usage commitment of $0.2 million for total long distance service through June 1999.

The Company's principal sources of liquidity at March 31, 1998 included cash and cash equivalents of $1.9 million and $0.75 million in net balances of the financing agreements with Silicon Valley Bank and Phoenix Growth Capital Corp. The Company believes that its current cash and cash equivalents and available equipment financing facilities will be sufficient to meet its anticipated cash needs for working capital and capital expenditure requirements through at least the end of 1998, but, in order to meet minimum requirements for the Nasdaq National Market, the Company anticipates raising additional equity financing during 1998. If the Company's cash requirements vary materially from those now planned as a result of unforeseen changes, management believes that its current sources of liquidity will be sufficient to satisfy the Company's requirements through the end of 1998, after limiting its network expansion and reducing or eliminating research and development activities and sales and marketing expenditures. Thereafter, if the Company does not begin to generate positive cash flows from operations in amounts that are sufficient to satisfy the Company's liquidity requirements, it will be necessary for the Company to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities.

         History of Operating Losses; Accumulated Deficit. From its inception in 1989 through the three month period ended March 31,1998, the Company has experienced significant operating losses. The Company incurred operating losses of $7.1 million, $7.5 million and $4.1 million during the years ended December 31, 1997, 1996 and 1995, respectively and $1.4 million during the three months ended March 31, 1998. The Company currently anticipates incurring further operating losses as it attempts to expand its business and there can be no assurance that its future operations will generate positive operating income. As of March 31, 1998, the Company had an accumulated deficit of $33.6 million.

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

         Possible Delisting from Nasdaq and Market Illiquidity. The Common Stock of the Company is listed on Nasdaq and continued inclusion of such securities on Nasdaq requires, among other criteria, that the Company maintain at least $4,000,000 in net tangible assets. As of March 31, 1998, the Company had net tangible assets of approximately $3.2 million and is not in compliance with the net tangible assets maintenance requirement. The Company is currently exploring equity financing alternatives. If the Company is unable to satisfy such maintenance requirements, the Company's securities may be delisted from the Nasdaq System. In such event, trading, if any, in the Common Stock would thereafter be conducted in the over-the-counter market in the "pink sheets" or the NASD's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities could be materially impaired, not only in the number of securities that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of the Company, which could result in lower prices for the Company's securities than might otherwise be attained and could also result in a larger spread between the bid and asked prices for the Company's securities. In addition, under the Securities Exchange Act of 1934, as amended, and the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, if the Common Stock is delisted from trading on Nasdaq and the trading price of the Common Stock is less than $5.00 per share, trading in the Common Stock would also be subject to certain broker special sales practice requirements and special disclosure requirements which could severely limit the market liquidity of the Common Stock. There can be no assurance that the Common Stock will not be delisted or treated as a penny stock.

         Future Capital Needs; Uncertainty of Additional Financing; Dilution. The Company currently believes that its current cash and cash equivalents will be sufficient to meet its presently anticipated cash needs for working capital and capital expenditure requirements through March 31, 1999. However, the Company's cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of the available resources before such time. To the extent that funds expected to be generated from the Company's operations are insufficient to meet current or planned operating requirements or to maintain a Nasdaq listing, the Company will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and others and from other sources. See "-- Possible Delisting from Nasdaq and Market Illiquidity." Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. If adequate funds are not available, the Company may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that the Company would otherwise seek to develop itself. In addition, in the event that the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Company's securities.

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

         Reliance on International Strategic Alliances; Risks Associated with International Operations. The Company has established and intends to expand an international customer base by forming strategic sales and marketing alliances with foreign Internet service providers, telecommunications companies and resellers. There can be no assurance that the Company will be able to establish additional strategic alliances or to maintain such strategic alliances. The Company's success in expanding its international customer base depends not only on the formation of additional strategic alliances but also on the success of these partners and their ability to market the Company's services. The failure to maintain such strategic alliances or the failure of these partners to successfully develop and sustain a market for the Company's service will have a material adverse effect on the Company's ability to expand its international customer base, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company derived approximately $1.1 million or 22.3% of its total revenues, from customers outside of the United States in 1997. The Company expects that such revenues will represent an increasing percentage of its total revenues in the future. Risks inherent in the Company's international business activities generally include foreign currency exchange risk, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international revenues and, consequently, on the Company's business, financial condition and results of operations.

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

                           PART II X OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

Exhibit No.
-----------

3.1 Registrant's Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-09613 ("Registrant's Registration Statement")).
3.2 By-laws of the Registrant (incorporated by reference to exhibit 3.4 and 3.5 to the Registrant's Registration Statement and Exhibit 3.3 to the Registrant's Report on form 10-Q for the quarter ended June 30, 1997).
4.1 Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant's Registration Statement).
4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.
10.1 Fifth Amended and Restated Investor Rights Agreement, as amended (incorporated by reference to exhibit 10.1 and 10.3 to the Registrant's Registration Statement
10.2 1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the Registrant's Registration Statement).
10.3 1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).
10.4 Form of Officer Severance Agreement (incorporated by reference to exhibit 10.5 to the Registrant's Registration Statement).
10.5 Form of Director Severance Agreement (incorporated by reference to exhibit 10.6 to the Registrant's Registration Statement).
10.6* Telecommunications Services Agreement, between LDDS World Com and the Registrant, dated December 1, 1996 (incorporated by reference to Exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997).
10.7* Agreement between MCI Telecommunications Corporation and the Registrant, effective March 1, 1996 (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement).
10.8 Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited Partnership, Thornall Associates and the Registrant, as extended and amended to date (incorporated by reference to exhibit
            10.10 to the Registrant's Registration Statement).

10.10 Credit Agreement, dated July 7, 1995, between the Company and Silicon Valley Bank, as amended to date (incorporated by reference to exhibit 10.11 to the Registrant's Registration Statement).
10.11 Letter Agreement, dated November 1, 1994 between Telstra Incorporated and the Registrant (incorporated by reference to exhibit 10.12 to the Registrant's Registration Statement).
10.12 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated May 30, 1991 (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement).
10.13 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated September 16, 1992 (incorporated by reference to exhibit 10.15 to the Registrant's Registration Statement).
10.14 Series D Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated October 28, 1993 (incorporated by reference to exhibit 10.16 to the Registrant's Registration Statement).
10.15 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated February 15, 1993 (incorporated by reference to exhibit
            10.17 to the Registrant's Registration Statement).
10.16 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated May 5, 1994 (incorporated by reference to exhibit 10.18 to the Registrant's Registration Statement).
10.17 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated April 6, 1992 (incorporated by reference to exhibit 10.19 to the Registrant's Registration Statement).
10.18 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated July 7, 1995 (incorporated by reference to exhibit
            10.20 to the Registrant's Registration Statement).
10.19 Form of Common Stock Purchase Agreement, dated November 21, 1997 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on form S-3, Registration No. 333-43939)
10.20 Loan and Security Agreement, dated as of March 27, 1998, between Silicon Valley Bank and the Registrant.
27.         Financial Data Schedule.

----------
*     Confidential treatment granted

            (b) Reports on Form 8-K
                No reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FAXSAV INCORPORATED
                                            (Registrant)


Date: May 14, 1998                  /s/ Thomas F. Murawski
                                    -------------------------------------------
                                    Thomas F. Murawski
                                    Chief Executive Officer, President and
                                    Chairman of the Board of Directors


Date: May 14, 1998                  /s/ Peter S. Macaluso
                                    -------------------------------------------
                                    Peter S. Macaluso
                                    Chief Financial Officer
                                    Treasurer and Secretary,
                                    (Principal Financial and Accounting Officer)

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

10.14 Series D Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated October 28, 1993 (incorporated by reference to exhibit 10.16 to the Registrant's Registration Statement).
10.15 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated February 15, 1993 (incorporated by reference to exhibit
            10.17 to the Registrant's Registration Statement).
10.16 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated May 5, 1994 (incorporated by reference to exhibit 10.18 to the Registrant's Registration Statement).
10.17 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated April 6, 1992 (incorporated by reference to exhibit 10.19 to the Registrant's Registration Statement).
10.18 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated July 7, 1995 (incorporated by reference to exhibit
            10.20 to the Registrant's Registration Statement).
10.19 Form of common stock Purchase Agreement, dated November 21, 1997 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on form s-3, Registration No. 333-43929).
10.20 Loan and Security Agreement, dated as of March 27, 1998, between Silicon Valley Bank and the Registrant.
27.         Financial Data Schedule.


----------
* Confidential treatment granted

            (b)  Reports on Form 8-K
                 No reports on Form 8-K.