Form 10-Q
period 1998-06-30
FAXSAV INC
filed 1998-08-13
CIK 1010677

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998
                              ---------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                              ---------------  -----------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,834,482 shares of the Company's Common Stock, $.01 par value, were outstanding as of August 5, 1998.

                               FAXSAV INCORPORATED

                        Index to June 30, 1998 Form 10-Q


                                                                                             Page
                                                                                             ----
                         Part I - Financial Information

Item 1.  Financial Statements

                  Condensed Balance Sheets - June 30, 1998 and December 31, 1997 ..           3

                  Condensed Statements of Operations -
                  Three and Six Months Ended June 30, 1998 and 1997 ...............           4

                  Condensed Statements of Cash Flow - Six Months Ended
                  June 30, 1998 and 1997 ..........................................           5

                  Notes to Condensed Financial Statements .........................           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............................           8

                           Part II - Other Information

Item 1.  Legal Proceedings ........................................................          18

Item 2.  Changes in Securities ....................................................          18

Item 3.  Defaults upon Senior Securities ..........................................          18

Item 4.  Submission of Matters to a Vote of Security Holders ......................          18

Item 5.  Other Information ........................................................          18

Item 6.  Exhibits and Reports on Form 8-K .........................................          18

         Signatures ...............................................................          20


                               FAXSAV INCORPORATED
                             CONDENSED BALANCE SHEET
                                   (Unaudited)


                                                                  June 30,      December 31,
                                                                    1998            1997
                                                               ------------   --------------
ASSETS
Current assets:
 Cash and cash equivalents                                    $    795,794     $  3,680,185
 Accounts receivable, net of allowances of $183,329
    and $330,724 for June 30, 1998 and
    and December 31, 1997                                        2,934,430        2,280,119
 Prepaid expenses and other current assets                          57,065           35,844
                                                              ------------     ------------
Total current assets                                             3,787,289        5,996,148

Property and equipment, net                                      4,563,921        4,175,264
Other assets, net                                                  359,990          324,173
                                                              ------------     ------------
Total assets                                                  $  8,711,200     $ 10,495,585
                                                              ------------     ------------
                                                              ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                             $  1,235,470     $    658,703
 Accrued expenses and other liabilities                          3,661,289        3,219,846
 Obligation under capital lease                                    199,568          315,370
 Current portion of notes payable                                  715,198          469,217
                                                              ------------     ------------
Total current liabilities                                        5,811,525        4,663,136

Obligation under capital lease                                      12,226           85,551
Notes payable                                                    1,306,319        1,083,190
                                                              ------------     ------------
Total liabilities                                                7,130,070        5,831,877
                                                              ------------     ------------
Stockholders' equity:
Common stock, $0.01 par value;40,000,000 shares
    authorized; 10,848,051 and 10,827,855 shares issued
    and 10,826,662 and 10,806,466 shares outstanding as of
    June 30, 1998 and December 31, 1997, respectively              108,267          108,065
Additional paid-in capital                                      36,738,710       36,730,403
Accumulated deficit                                            (35,265,832)     (32,174,745)
Treasury stock, at cost 21,389 common shares
    as of June 30, 1998 and December 31, 1997                          (15)             (15)
                                                              ------------     ------------
Total stockholders' equity                                       1,581,130        4,663,708
                                                              ------------     ------------
Total liabilities and stockholders' equity                    $  8,711,200     $ 10,495,585
                                                              ------------     ------------
                                                              ------------     ------------


The accompanying notes are an integral part of the condensed financial statements

                               FAXSAV INCORPORATED
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                            Three months ended               Six months ended
                                                 June 30,                        June 30,
                                          ---------------------           -----------------------
                                          1998             1997           1998               1997
                                          ----             ----           ----               ----

Revenues                             $  5,223,115     $  4,321,336     $ 10,200,370     $  8,390,944

Cost of service                         2,660,161        2,636,137        5,266,847        5,280,730
                                     ------------     ------------     ------------     ------------

Gross margin                            2,562,954        1,685,199        4,933,523        3,110,214
Operating expenses:
 Network operations and support           898,649          545,806        1,640,227        1,071,994
 Research and development                 546,572          469,701        1,126,336          933,076
 Sales and marketing                    1,533,009        1,331,509        2,953,079        2,784,531
 General and administrative               822,624          800,254        1,602,761        1,605,766
 Depreciation and amortization            380,818          414,649          686,290          845,935
                                     ------------     ------------     ------------     ------------
Total operating expenses                4,181,672        3,561,919        8,008,693        7,241,302
                                     ------------     ------------     ------------     ------------

Operating loss                         (1,618,718)      (1,876,720)      (3,075,170)      (4,131,088)
Other income, net                         (24,907)          62,292          (15,917)         144,891
                                     ------------     ------------     ------------     ------------

Net  loss                            $ (1,643,625)    $ (1,814,428)    $ (3,091,087)    $ (3,986,197)
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------
Basic and diluted net loss per
 common and equivalent share         $      (0.15)    $      (0.19)    $      (0.29)    $      (0.41)
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------

Shares used in computing net loss
 per common and equivalent share       10,817,867        9,795,654       10,814,654        9,791,748
                                     ------------     ------------     ------------     ------------
                                     ------------     ------------     ------------     ------------


The accompanying notes are an integral part of the condensed financial statements

                               FAXSAV INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Six Months Ended
                                                                                June 30,
                                                                          --------------------
                                                                          1998            1997
                                                                          ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                            $(3,091,087)    $(3,986,197)
 Adjustments to reconcile net loss to net cash used
  In operating activities:
  Depreciation and amortization expense                                  686,290         845,935
  Other adjustments                                                       66,417          98,466
 Changes in assets and liabilities:
  Accounts receivable                                                   (744,811)       (306,154)
  Accounts payable                                                       576,767        (176,008)
  Other, net                                                             597,560         (64,615)
                                                                     -----------     -----------
   Net cash used in operating activities                              (1,908,864)     (3,588,573)
                                                                     -----------     -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Proceeds received from marketable securities                                  0       1,002,513
 Purchase of property and equipment, net                              (1,264,018)     (1,692,566)
                                                                     -----------     -----------
   Net cash used in investing activities                              (1,264,018)       (690,053)
                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of notes payable and capital lease obligation       (368,355)       (227,987)
 Borrowings under line of credit                                         648,337         396,285
 Proceeds from issuance of common stock and
   exercise of stock options and warrants, net                             8,509          23,311
                                                                     -----------     -----------
   Net cash provided by financing activities                             288,491         191,609
                                                                     -----------     -----------

NET INCREASE(DECREASE)                                                (2,884,391)     (4,087,017)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                    3,680,185       7,923,105
                                                                     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   795,794     $ 3,836,088
                                                                     -----------     -----------
                                                                     -----------     -----------


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

         The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 1998. The results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.

2.       EARNINGS PER SHARE

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". In accordance with SFAS 128, both basic and diluted net loss per share are presented in the financial statements. Stock options outstanding of approximately 1,716,000 and 1,532,000 for the three and six months ended June 30, 1998 and 1997, respectively, have been excluded from the calculation of diluted earnings per share, since their effect would be antidilutive. In addition, approximately 100,000 warrants outstanding have been excluded from diluted earnings per share, since their effect would be antidilutive.

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

4.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the first quarter of 1998, but presently the Company's Comprehensive Loss and Net Loss are equal.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for fiscal years beginning after June 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. For FaxSav this means that the standard must be adopted no later than January 1, 2000. Management does not expect the adoption of this standard to have a material impact on FaxSav's results of operations, financial position or cash flows as the Company does not presently use derivative instruments or engage in hedging activities.

5.       RECLASSIFICATION

         Certain items in 1997 have been reclassified to conform to the 1998 presentation.

6.       SUBSEQUENT EVENT - EQUITY FINANCING

         In July 1998, the Company issued 2,000,000 shares of its unregistered common stock to a group of investors for an aggregate purchase price of $7,000,000. The sale was in accordance with a Common Stock Purchase Agreement, between the Company and the investors, which requires the Company to register the securities within sixty (60) days. The pro forma amounts below reflect the adjustment to and the effect on the unaudited financial statements as if the financing was done on June 30, 1998.


                                                     PROFORMA CONDENSED BALANCE SHEET
                                                             JUNE 30, 1998
                                                         -------------------
                                                             (unaudited)
                                                                Pro Forma        Pro Forma
                                               As Reported      Adjustment       Effect
                                               -----------      -----------      -----------

ASSETS
Current assets:
  Cash and cash equivalents                    $    795,794     $  6,950,000     $  7,745,794
  Accounts receivable, net                        2,934,430                         2,934,430
  Prepaid expenses and other current assets          57,065                            57,065
                                               ------------     ------------     ------------
Total current assets                              3,787,289        6,950,000       10,737,289

Property and equipment, net                       4,563,921                         4,563,921
Other assets, net                                   359,990                           359,990
                                               ------------     ------------     ------------
Total assets                                   $  8,711,200     $  6,950,000     $ 15,661,200
                                               ------------     ------------     ------------
                                               ------------     ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $  1,235,470                      $  1,235,470
  Accrued expenses and other liabilities          3,661,289                         3,661,289
  Obligation under capital lease                    199,568                           199,568
  Current portion of notes payable                  715,198                           715,198
                                               ------------                      ------------
Total current liabilities                         5,811,525                         5,811,525

Obligation under capital lease                       12,226                            12,226
Notes payable                                     1,306,319                         1,306,319
                                               ------------                      ------------
Total liabilities                                 7,130,070                         7,130,070
                                               ------------                      ------------

Stockholders' equity:
Common stock                                        108,267           20,000          128,267

Additional paid-in capital                       36,738,710        6,930,000       43,668,710
Accumulated deficit                             (35,265,832)                      (35,265,832)
Treasury stock                                          (15)                              (15)
                                               ------------     ------------     ------------
Total stockholders' equity                        1,581,130        6,950,000        8,531,130
                                               ------------     ------------     ------------
Total liabilities and stockholders' equity     $  8,711,200     $  6,950,000     $ 15,661,200
                                               ------------     ------------     ------------
                                               ------------     ------------     ------------


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


                                            Three Months Ended       Six Months Ended
                                                 June 30,                June 30,
                                              1998       1997       1998      1997
                                              ----       ----       ----      ----
Percentage of Revenues:
Revenues                                     100.0%     100.0%     100.0%     100.0%
Cost of service                               50.09      61.0       51.6       62.9
                                             -------    -------   --------    -------
Gross margin                                  49.1       39.0       48.4       37.1
                                             -------    -------   --------    -------
Operating expenses:
         Net operations and support           17.2       12.6       16.1       12.8
         Research and development             10.5       10.9       11.0       11.1
         Sales and marketing                  29.3       30.8       29.0       33.2
         General and administrative           15.8       18.5       15.7       19.1
         Depreciation and amortization         7.3        9.6        6.7       10.1
                                             -------    -------   --------    -------
         Total operating expenses             80.01      82.4       78.5       86.3
                                             -------    -------   --------    -------
Operating loss                               (31.0)     (43.4)     (30.1)     (49.2)
                                             -------    -------   --------    -------
Other income, net                             (0.5)       1.4       (0.2)       1.7
                                             -------    -------   --------    -------
Loss before income taxes                     (31.5)     (42.0)     (30.3)     (47.5)
Provision for income taxes                      --         --         --         --
                                             -------    -------   --------    -------
Net loss                                     (31.5)%    (42.0)%    (30.3)%    (47.5)%
                                             -------    -------   --------    -------
                                             -------    -------   --------    -------


THREE MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES.Revenues, which consist primarily of customer usage charges, grew 20.9% to $5.2 million in the three months ended June 30, 1998 from $4.3 million in the three months ended June 30, 1997 primarily as a result of the continued expansion of the Company's customer base, particularly in international markets. The increased revenues result largely from the Company's Internet desktop-to-fax and FAXSAV EZ-LIST broadcast services.

COST OF SERVICE.Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual facsimile volume. Cost of service amounted to $2.7 million and $2.6 million, respectively for the three month periods ended June 30, 1998 and 1997 but decreased as a percentage of revenues in the three months ended June 30, 1998 to 50.9% from 61.0% in the three months ended June 30, 1997. The decreased percentage is a result of transmitting an increased level of customer faxes over the Company's Internet Fax Network and lower costs for international telephony termination fax charges.

NETWORK OPERATIONS AND SUPPORT.Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $0.9 million and 17.2% of revenues in the three months ended June 30, 1998 in comparison to $0.5 million and 12.6% of revenues in the three months ended June 30, 1997 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base on a 7 day per week/ 24 hour per day basis.

RESEARCH AND DEVELOPMENT.Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel largely for the continuing development efforts for enhancements to the Company's Internet desktop-to-fax services and FAXSAV EZ-LIST broadcast service. Research and development expenses amounted to $0.5 million for each of the three months ended June 30, 1998 and 1997. As a percentage of revenues, these costs decreased to 10.5% in the 1998 period from 10.9% in the 1997 period as a result of higher revenues in 1998.

SALES AND MARKETING.Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, agent and dealer commissions. Sales and marketing expenses increased to $1.5 million for the three months ended June 30, 1998 in comparison to $1.3 million in the three months ended June 30, 1997, due to increased marketing expenses to support the growth in international revenues and costs for the expansion of the Company's direct sales staff in the U.S. As a percentage of revenues, these costs decreased to 29.3% from 30.8% for the 1998 and 1997 periods, respectively, as a result of higher revenues.

GENERAL AND ADMINISTRATIVE.General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses amounted to $0.8 million in the three months ended June 30, 1998 and 1997. As a percentage of revenues, these expenses decreased to 15.8% in the three months ended June 30, 1998 from 18.5% in the three months ended June 30, 1997 as a result of increased revenues.

DEPRECIATION AND AMORTIZATION.Depreciation and amortization amounted to $0.4 million in the three months ended June 30, 1998 and 1997. As a percentage of revenues, depreciation and amortization expenses decreased to 7.3% in the three months ended June 30, 1998 in comparison to 9.6% in the three months ended June 30, 1997, as a result of increased revenues.

OTHER INCOME, NET. Other income, net decreased to $(0.02) million and (0.5%) of revenues in the three months ended June 30, 1998 from $0.06 million and 1.4% of revenues in the three months ended June 30, 1997. In the 1998 period, the Company incurred increased interest expense and earned less interest income in comparison to the 1997 period. In 1997, the Company had less outstanding debt and more funds available for temporary investment as a result of the proceeds still on hand from its October 1996 initial public offering of securities.

PROVISION FOR INCOME TAXES.The Company had losses for income tax purposes for the three months ended June 30, 1998 and 1997. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by a valuation allowance for deferred tax assets.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES.Revenues grew 21.6% to $10.2 million in the six months ended June 30, 1998 from $8.4 million in the six months ended June 30, 1997 primarily as a result of the continued expansion of the Company's customer base, particularly in international markets. The increased revenues resulted largely from the Company's Internet desktop-to-fax and FAXSAV EZ-LIST broadcast services.

COST OF SERVICE.Cost of service amounted to $5.3 million in the six months ended June 30, 1998 and 1997 but decreased as a percentage of revenues in the six months ended June 30, 1998 to 51.6% from 62.9% in the six months ended June 30, 1997. The decreased percentage is a result of transmitting an increased level of customer faxes over the Company's Internet Fax Network and lower costs for international fax charges.

NETWORK OPERATIONS AND SUPPORT.Network operations and support costs increased to $1.6 million and 16.1% of revenues in the six months ended June 30, 1998 from $1.1 million and 12.8% of revenues in the six months ended June 30, 1997 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base on a 7 day per week / 24 hour per day basis.

RESEARCH AND DEVELOPMENT.Research and development expenses increased to $1.1 million from $0.9 million in the six months ended June 30, 1998 in comparison to the six months ended June 30, 1997 due to the continuing development efforts for enhancements to the Company's Internet desktop-to- fax services both in client software and network enhancements, and the continuing development of the Company's faxSAV EZ-List broadcast service. As a percentage of revenues, these expenses were relatively unchanged amounting to 11.0% in the six months ended June 30, 1998 from 11.1% in the six months ended June 30, 1997.

SALES AND MARKETING.Sales and marketing expenses increased to $3.0 million for the six months ended June 30, 1998 in comparison to $2.8 million in the three months ended June 30, 1997 but decreased as a percentage of revenues to 29.0% in the 1998 period from 33.2% in the 1997 period.The higher costs in 1998 relate to additional expenses to support the growth in international revenues and the expansion of the Company's direct sales staff in the U.S.

GENERAL AND ADMINISTRATIVE.General and administrative expenses amounted to $1.6 million in the six months ended June 30, 1998 and 1997 but decreased as a percentage of revenues to 15.7% in 1998 from 19.1% in 1997 because of increased revenues.

DEPRECIATION AND AMORTIZATION.Depreciation and amortization decreased to $0.7 million and 6.7% of revenues in the six months ended June 30, 1998 in comparison to $0.8 million and 10.1% of revenues in the six months ended June 30, 1997, primarily reflecting reduced charges for FAXSAV CONNECTORS installed on fax machines at customer premises, resulting from the Company's shift in its business to desktop originated services.

OTHER INCOME, NET. Other income, net decreased to $(0.02) million and (0.2%) of revenues in the six months ended June 30, 1998 from $0.14 million and 1.7% of revenues in the six months ended June 30, 1997. In the 1998 period, the Company incurred increased interest expense and earned less interest income in comparison to the 1997 period. In 1997, the Company had less outstanding debt and more funds available for temporary investment as a result of the proceeds still on hand from its October 1996 initial public offering of securities.

PROVISION FOR INCOME TAXES.The Company had losses for income tax purposes for the six months ended June 30, 1998 and 1997. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by an expected increase in the valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its cash requirements for operations and investments in equipment primarily through public and private sales of equity securities, bank borrowings and capital lease financing. During the six months ended June 30, 1998, the Company entered into an agreement for a $0.5 million secured equipment line of credit with Silicon Valley Bank, $0.46 million of which was outstanding as of June 30, 1998. In addition, the Company agreed to a $0.5 million expansion of its equipment loan facility with Phoenix Growth Capital Corp. and $0.2 million was outstanding as of June 30, 1998.

As a result of operating losses, cash used in operating activities amounted to $1.9 million in the six months ended June 30, 1998, as compared to $3.6 million for the comparable period in 1997. Cash used in investing activities, largely consisting of the purchase of equipment, amounted to $1.3 million for the six months ended June 30, 1998 and $1.7 million for the comparable period in 1997. The equipment primarily consisted of network equipment (particularly in the 1998 period) and FAXSAV CONNECTORS purchased by the Company for installation at customer locations. The Company is obligated to MCI Communications Corp. for a minimum monthly usage commitment of $0.2 million for total long distance service through June 1999.

The Company's principal sources of liquidity at June 30, 1998 included cash and cash equivalents of $0.8 million and $0.3 million in net available balances of the financing agreements with Silicon Valley Bank and Phoenix Growth Capital Corp. Subsequent to June 30, 1998 the Company sold 2,000,000 shares of its common stock in a private placement which raised $7,000,000. Management believes that its current sources of liquidity will be sufficient to satisfy the Company's requirements through at least June 30, 1999. Thereafter, if the Company does not begin to generate positive cash flows from operations in amounts that are sufficient to satisfy the Company's liquidity requirements, it will be necessary for the Company to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES.

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT. From its inception in 1989 through the six month period ended June 30,1998, the Company has experienced significant operating losses. The Company incurred operating losses of $7.1 million, $7.5 million and $4.1 million during the years ended December 31, 1997, 1996 and 1995, respectively and $3.1 million during the six months ended June 30, 1998. The Company currently anticipates incurring further operating losses as it attempts to expand its business and there can be no assurance that its future operations will generate positive operating income. As of June 30, 1998, the Company had an accumulated deficit of $35.3 million.

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

POSSIBLE DELISTING FROM NASDAQ. The Common Stock of the Company is listed on Nasdaq and continued inclusion of such securities on Nasdaq requires, among other criteria, that the Company maintain at least $4,000,000 in net tangible assets. As of June 30, 1998, the Company had net tangible assets of approximately $1.6 million and was not in compliance with the net tangible assets maintenance requirement. On July 24, 1998, the Company completed a private placement of 2 million shares of its unregistered Common Stock to a group of investors for an aggregate purchase price of $7.0 million. As a result, the Company's net tangible assets as of June 30,1998 on a pro forma basis, reflecting the proceeds from the private placement, amounted to $8.5 million. Consequently, the Company is currently in compliance with the Nasdaq maintenance requirements and expects to be so notified in the near future by Nasdaq, thereby reducing the risk that the Company's shares would be delisted. However, if Nasdaq determines that the Company is not currently in compliance with its maintenance requirements or if, in the future, the Company is unable to satisfy such maintenance requirements, the Company's securities may be delisted from Nasdaq. There can be no assurance that the Common stock will not be delisted, which would materially impair the liquidity of such securities.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FINANCING; DILUTION. The Company currently believes that its current cash and cash equivalents will be sufficient to meet its presently anticipated cash needs for working capital and capital expenditure requirements through June 30, 1999. However, the Company's cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of the available resources before such time. To the extent that funds expected to be generated from the Company's operations are insufficient to meet current or planned operating requirements or to maintain a Nasdaq listing, the Company will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and others and from other sources. See "-- Possible Delisting from Nasdaq." Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. If adequate funds are not available, the Company may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that the Company would otherwise seek to develop itself. In addition, in the event that the Company obtains any additional funding, such financings may have a dilutive effect on the holders of the Company's securities.

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

The Company has completed a study of its computing and networking systems for the purpose of identifying all date representations and possible Year 2000 impact. The computing systems that provide application layer services (i.e., FaxSav customer services) within the FaxSav network are based upon some variant of the Unix operating system, which adequately represents dates beyond the year 2000. Many of the computing systems that support the internal operations of the Company's business have the similar capacity to represent dates beyond the Year 2000. In addition, for all its internal accounting applications, the Company has purchased new accounting system software that the manufacturer specifies as Year 2000 compliant. The Company's expected total cost to implement the new software is approximately $0.2 million. Finally, the Company intends to conduct a test of its computing systems to verify the results of its study prior to the Year 2000.

There can be no assurance that the Company's software contains all necessary date code changes or that all problems can be identified by the Company's study and subsequent testing. Accordingly, the Company and its customers may be affected by Year 2000 issues. Compliance with Year 2000 requirements may disrupt the Company's ability to continue developing and marketing its facsimile transmission products and services. The Company may also incur certain unexpected expenditures in connection with Year 2000 compliance. Any of the foregoing could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

                           PART II C OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

        (a) The Company's annual meeting of stockholders was held on May 28, 1998.

        (b) Mr. Labant was reelected as a director for a three-year term
            expiring in 2001.    Messrs. Murawski, Drazan and Howley continue
            as directors.

        (c) Motions before stockholders:

            1. Election of director as follows:


               Name                Votes For       Votes Against     Abstentions      Broker Non-Votes
               Robert Labant       8,658,093            0                7,260        2,137,377


            2. Resolution ratifying selection of Coopers & Lybrand L.L.P., independent public accountants, as auditors of the Company for the fiscal year ending December 31, 1998.


                                   Votes For       Votes Against     Abstentions      Broker Non-Votes
                                   8,627,536           410              37,407        2,137,377


            3. Resolution approving an amendment to the 1996 Stock Option/Stock
               Issuance Plan which increased the number of shares of Common Stock available for issuance by 650,000 shares and implemented certain other administrative and procedural changes.


                                   Votes For       Votes Against     Abstentions       Broker Non-Votes
                                   6,308,996           59,636           36,407         4,397,691


Item 5.  Other Information

         As disclosed in the Company's latest proxy statement, the deadline for submitting proposals to be considered for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting is December 7,1998.

         Pursuant to recent amendments to Rule 14a-4-C-(1) under the Securities Exchange Act of 1934, as amended, the Company will have discretionary voting authority if a proponent does not notify the Company by March 1, 1999 of their intent to present a proposal from the floor at the 1999 Annual Meeting of Stockholders or of their intent to commence a proxy solicitation for the 1999 Annual Meeting of Stockholders.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits


Exhibit No.
-----------

3.1      Registrant's Sixth Amended and Restated Certificate of Incorporation
         (incorporated by reference to exhibit 3.3 to the Registrant's Registration
         Statement on Form S-1, Registration No. 333-09613 ("Registrant's
         Registration Statement")).
3.2      By-laws of the Registrant (incorporated by reference to exhibit 3.4 and 3.5 to the Registrant's Registration Statement and Exhibit 3.3 to the
         Registrant's Report on form 10-Q for the quarter ended June 30, 1997).
4.1      Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant's Registration Statement).
4.2      See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.
10.1     Fifth Amended and Restated Investor Rights Agreement, as amended
         (incorporated by reference to exhibit 10.1 and 10.3 to the Registrant's
         Registration Statement
10.2     1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the
         Registrant's Registration Statement).
10.3     1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit
         10.4 to the Registrant's Registration Statement).
10.4     Form of Officer Severance Agreement (incorporated by reference to exhibit
         10.5 to the Registrant's Registration Statement).
10.5     Form of Director Severance Agreement (incorporated by reference to exhibit
         10.6 to the Registrant's Registration Statement).
10.6*    Telecommunications Services Agreement, between LDDS World Com and the
         Registrant, dated December 1, 1996 (incorporated by reference to Exhibit
         10.7 to the Registrant's Report on Form 10-Q for the quarter ended June 30,
         1997).
10.7*    Agreement between MCI Telecommunications Corporation and the
         Registrant, effective March 1, 1996 (incorporated by reference to exhibit
         10.9 to the Registrant's Registration Statement).
10.8     Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited
         Partnership, Thornall Associates and the Registrant, as extended and amended to date (incorporated by reference to exhibit 10.10 to the
         Registrant's Registration Statement).
10.10    Credit Agreement, dated July 7, 1995, between the Company and Silicon
         Valley Bank, as amended to date (incorporated by reference to exhibit 10.11 to the Registrant's Registration Statement).
10.11    Letter Agreement, dated November 1, 1994 between Telstra Incorporated and the Registrant (incorporated by reference to exhibit 10.12 to the
         Registrant's Registration Statement).
10.12    Series B Preferred Stock Warrant between the Registrant and Comdisco,
         Inc., dated May 30, 1991 (incorporated by reference to exhibit 10.14 to the
         Registrant's Registration Statement).
10.13    Series B Preferred Stock Warrant between the Registrant and Comdisco,
         Inc., dated September 16, 1992 (incorporated by reference to exhibit 10.15 to the Registrant's Registration Statement).
10.14    Series D Preferred Stock Warrant between the Registrant and Comdisco,
         Inc., dated October 28, 1993 (incorporated by reference to exhibit 10.16 to the Registrant's Registration Statement).
10.15    Common Stock Warrant between the Registrant and LTI Ventures Leasing
         Corp., dated February 15, 1993 (incorporated by reference to exhibit 10.17 to the Registrant's Registration Statement).
10.16    Common Stock Warrant between the Registrant and LTI Ventures Leasing
         Corp., dated May 5, 1994 (incorporated by reference to exhibit 10.18 to the
         Registrant's Registration Statement).
10.17    Common Stock Warrant between the Registrant and Silicon Valley
         Bancshares, dated April 6, 1992 (incorporated by reference to exhibit 10.19 to the Registrant's Registration Statement).
10.18    Common Stock Warrant between the Registrant and Silicon Valley
         Bancshares, dated July 7, 1995 (incorporated by reference to exhibit 10.20 to the Registrant's Registration Statement).
10.19    Form of Common Stock Purchase Agreement, dated November 21, 1997
         (incorporated by reference to Exhibit 10.1 to the Registrant's Registration
         Statement on form S-3, Registration No. 333-43939)
10.20    Loan and Security Agreement, dated as of March 27, 1998, between
         Silicon Valley Bank and the Registrant. (incorporated by reference to
         Exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended
         March 31, 1998)
27.      Financial Data Schedule.


_________
*    Confidential treatment granted

         (b) Reports on Form 8-K
             No reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FAXSAV INCORPORATED
                                  (Registrant)

Date: August 11, 1998          /s/ Thomas F. Murawski
                               -----------------------------------------------
                               Thomas F. Murawski
                               Chief Executive Officer, President and Chairman
                               of the Board of Directors




Date: August 11, 1998         /s/ Peter S. Macaluso
                              Peter S. Macaluso
                              Chief Financial Officer
                              Treasurer and Secretary,
                              (Principal Financial and Accounting Officer)

                               FAXSAV INCORPORATED

                                  Exhibit Index


Exhibit No.
-----------
3.1      Registrant's Sixth Amended and Restated Certificate of Incorporation
         (incorporated by reference to exhibit 3.3 to the Registrant's Registration
         Statement on Form S-1, Registration No. 333-09613 ("Registrant's
         Registration Statement")).
3.2      By-laws of the Registrant (incorporated by reference to exhibit 3.4 and 3.5 to the Registrant's Registration Statement).
3.3      Amendment to the By-laws of the Registrant, dated April 25, 1997.
4.1      Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant's Registration Statement).
4.2      See Exhibits 3.1, 3.2 and 3.3 for provisions of the Certificate of
         Incorporation and Bylaws of the Registrant defining rights of holders of
         Common Stock of the Registrant.
10.1     Fifth Amended and Restated Investor Rights Agreement (incorporated by reference to exhibit 10.1 to the Registrant's Registration Statement).
10.2     Amendment and waiver to Fifth Amended and Restated Investor Rights
         Agreement (incorporated by reference to exhibit 10.2 to the Registrant's
         Registration Statement).
10.3     1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the
         Registrant's Registration Statement).
10.4     1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit
         10.4 to the Registrant's Registration Statement).
10.5     Form of Officer Severance Agreement (incorporated by reference to exhibit
         10.5 to the Registrant's Registration Statement).
10.6     Form of Director Severance Agreement (incorporated by reference to exhibit
         10.6 to the Registrant's Registration Statement).
10.7*    Telecommunications Services Agreement, between LDDS WorldCom and the
         Registrant, dated December 1, 1996 (incorporated by reference to Exhibit
         10.7 to the Registrant's Report on Form 10-Q for the quarter ended June 30,
         1997).
10.8*    Agreement between MCI Telecommunications Corporation and the
         Registrant, effective March 1, 1996 (incorporated by reference to exhibit
         10.9 to the Registrant's Registration Statement).
10.9     Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited
         Partnership, Thornall Associates and the Registrant, as extended and amended to date (incorporated by reference to exhibit 10.10 to the
         Registrant's Registration Statement).
10.10    Credit Agreement, dated July 7, 1995, between the Company and Silicon
         Valley Bank, as amended to date (incorporated by reference to exhibit 10.11 to the Registrant's Registration Statement).
10.11    Letter Agreement, dated November 1, 1994 between Telstra Incorporated and the Registrant (incorporated by reference to exhibit 10.12 to the
         Registrant's Registration Statement).
10.12    Series B Preferred Stock Warrant between the Registrant and Comdisco,
         Inc., dated May 30, 1991 (incorporated by reference to exhibit 10.14 to the
         Registrant's Registration Statement).
10.13    Series B Preferred Stock Warrant between the Registrant and Comdisco,
         Inc., dated September 16, 1992 (incorporated by reference to exhibit 10.15 to the Registrant's Registration Statement).
10.14    Series D Preferred Stock Warrant between the Registrant and Comdisco,
         Inc., dated October 28, 1993 (incorporated by reference to exhibit 10.16 to the Registrant's Registration Statement).
10.15    Common Stock Warrant between the Registrant and LTI Ventures Leasing
         Corp., dated February 15, 1993 (incorporated by reference to exhibit 10.17 to the Registrant's Registration Statement).
10.16    Common Stock Warrant between the Registrant and LTI Ventures Leasing
         Corp., dated May 5, 1994 (incorporated by reference to exhibit 10.18 to the
         Registrant's Registration Statement).
10.17    Common Stock Warrant between the Registrant and Silicon Valley
         Bancshares, dated April 6, 1992 (incorporated by reference to exhibit 10.19 to the Registrant's Registration Statement).
10.18    Common Stock Warrant between the Registrant and Silicon Valley
         Bancshares, dated July 7, 1995 (incorporated by reference to exhibit 10.20 to the Registrant's Registration Statement).


10.19    Form of Common Stock Purchase Agreement, dated November 21, 1997
         (incorporated by reference to Exhibit 10.1 to the Registrant's Registration
         Statement on form s-3, Registration No. 333-43929).
10.21    10.20 Loan and Security Agreement, dated as of March 27, 1998, between Silicon Valley Bank and the Registrant (incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998)
27.      Financial Data Schedule.


__________
* Confidential treatment granted

         (b) Reports on Form 8-K
             No reports on Form 8-K.