Form 10-Q
period 1998-09-30
FAXSAV INC
filed 1998-11-16
CIK 1010677

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

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

Registrant's telephone number, including area code (732) 906-2000
                                                   --------------

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

                              Yes |X|        No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,153,982 shares of the Company's Common Stock, $.01 par value, were outstanding as of November 6, 1998.

                               FAXSAV INCORPORATED

                      Index to September 30, 1998 Form 10-Q

                                                                           Page
                                                                           ----

                 Part I - Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets - September 30, 1998 and December 31, 1997.. 3

         Condensed Statements of Operations -
         Three and Nine Months Ended September 30, 1998 and 1997.............. 4

         Condensed Statements of Cash Flow - Nine Months Ended
         September 30, 1998 and 1997.......................................... 5

         Notes to Condensed Financial Statements.............................. 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................ 7

                   Part II - Other Information

Item 1.  Legal Proceedings....................................................19

Item 2.  Changes in Securities................................................19

Item 3.  Defaults upon Senior Securities......................................19

Item 4.  Submission of Matters to a Vote of Security Holders..................19

Item 5.  Other Information....................................................19

Item 6.  Exhibits and Reports on Form 8-K.....................................19

         Signatures...........................................................21

                               FAXSAV INCORPORATED
                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                                            September 30,    December 31,
                                                                1998            1997
                                                            ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                 $  4,733,241    $  3,680,185
  Accounts receivable, net of allowances of $194,844
    and $330,724 for September 30, 1998 and
    and December 31, 1997                                      3,092,879       2,280,119
  Prepaid expenses and other current assets                      132,677          35,844
                                                            ------------    ------------
Total current assets                                           7,958,797       5,996,148

Property and equipment, net                                    4,642,455       4,175,264
Other assets, net                                                379,195         324,173
                                                            ------------    ------------
Total assets                                                $ 12,980,447    $ 10,495,585
                                                            ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  1,060,105    $    658,703
  Accrued expenses and other liabilities                       3,110,651       3,219,846
  Obligation under capital lease                                 151,485         315,370
  Current portion of notes payable                               752,309         469,217
                                                            ------------    ------------
Total current liabilities                                      5,074,550       4,663,136

Obligation under capital lease                                        --          85,551
Notes payable                                                  1,169,177       1,083,190
                                                            ------------    ------------
Total liabilities                                              6,243,727       5,831,877
                                                            ------------    ------------
Stockholders' equity:
Common stock, $0.01 par value;40,000,000 shares
   authorized; 13,170,371 and 10,827,855 shares issued
   and 13,148,982 and 10,806,466 shares outstanding as of
   September 30, 1998 and December 31, 1997, respectively        131,490         108,065
Additional paid-in capital                                    44,730,605      36,730,403
Accumulated deficit                                          (38,125,360)    (32,174,745)
Treasury stock, at cost 21,389 common shares
   as of September 30, 1998 and December 31, 1997                    (15)            (15)
                                                            ------------    ------------
Total stockholders' equity                                     6,736,720       4,663,708
                                                            ------------    ------------
Total liabilities and stockholders' equity                  $ 12,980,447    $ 10,495,585
                                                            ============    ============

The accompanying notes are an integral part of the condensed financial statements

                               FAXSAV INCORPORATED
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                         Three months ended              Nine months ended
                                            September 30,                   September 30,
                                        1998            1997            1998            1997
                                    ------------    ------------    ------------    ------------
Revenues                            $  5,307,019    $  4,423,634    $ 15,507,389    $ 12,814,578

Cost of service                        2,854,845       2,549,938       8,121,692       7,830,668
                                    ------------    ------------    ------------    ------------
Gross margin                           2,452,174       1,873,696       7,385,697       4,983,910

Operating expenses:
   Network operations and support        930,540         596,832       2,570,767       1,668,826
   Research and development              456,111         482,795       1,582,447       1,415,871
   Sales and marketing                 1,755,210       1,211,031       4,708,289       3,995,562
   General and administrative            766,200         822,466       2,368,961       2,428,232
   Depreciation and amortization         394,379         426,408       1,080,669       1,272,343
   Patent litigation settlement        1,025,000              --       1,025,000              --
                                    ------------    ------------    ------------    ------------
Total operating expenses               5,327,440       3,539,532      13,336,133      10,780,834
                                    ------------    ------------    ------------    ------------
Operating loss                        (2,875,266)     (1,665,836)     (5,950,436)     (5,796,924)

Other income, net                         15,738          21,814            (179)        166,705
                                    ------------    ------------    ------------    ------------
Net  loss                           ($ 2,859,528)   ($ 1,644,022)   ($ 5,950,615)   ($ 5,630,219)
                                    ============    ============    ============    ============
Basic and diluted net loss per
   Common and equivalent share            ($0.23)         ($0.17)         ($0.52)         ($0.58)
                                    ============    ============    ============    ============
Shares used in computing net loss
  per common and equivalent share     12,483,884       9,795,654      11,377,178       9,793,064
                                    ============    ============    ============    ============

     The accompanying notes are an integral part of the condensed financial statements

                               FAXSAV INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                           1998           1997
                                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             ($5,950,615)   ($5,630,219)
  Adjustments to reconcile net loss to net cash used
     In operating activities:
     Depreciation and amortization expense                               1,080,669      1,297,343
     Patent litigation settlement                                        1,000,000             --
     Other adjustments                                                     118,282        160,775
  Changes in assets and liabilities:
     Accounts receivable                                                  (956,160)      (465,981)
     Accounts payable                                                      401,402        (24,769)
     Other, net                                                            (19,056)      (178,806)
                                                                       -----------    -----------
         Net cash used in operating activities                          (4,325,478)    (4,841,657)
                                                                       -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Proceeds received from marketable securities                                 --      1,002,513
   Purchase of property and equipment, net                              (1,764,737)    (2,023,787)
                                                                       -----------    -----------
         Net cash used in investing activities                          (1,764,737)    (1,021,274)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of notes payable and capital lease obligation      (569,053)      (342,308)
    Borrowings under line of credit                                        688,697        808,734
    Proceeds from issuance of common stock and
         exercise of stock options and warrants, net                     7,023,627         23,311
                                                                       -----------    -----------
         Net cash provided by financing activities                       7,143,271        489,737
                                                                       -----------    -----------

NET (DECREASE) INCREASE IN CASH                                          1,053,056     (5,373,194)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                      3,680,185      7,923,105
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 4,733,241    $ 2,549,911
                                                                       ===========    ===========

NONCASH FINANCING ACTIVITIES:
Issuance of common stock pursuant to patent litigation settlement      $ 1,000,000             --
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

      The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 1998. The results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full fiscal year.

2. Patent Litigation Settlement

      On September 22, 1998, the Company settled all outstanding litigation with AudioFAX to avoid the expense and disruption of protracted litigation. The terms of the settlement agreement require the Company to issue 275,000 shares of common stock to AudioFAX in exchange for a fully paid-up license to certain patents relating to store-and-forward technologies.

      The Company has escrowed an additional 100,000 shares of FaxSav Common Stock for the benefit of AudioFAX. Some or all of the 100,000 shares held in escrow (along with certain additional other shares or a certain amount of cash, at FaxSav's option) may be transferred as an additional license fee to AudioFAX. Such transfers depend on whether the market value of the 275,000 shares issued to AudioFAX is less than $1.0 million as of a specific date.

      The Company has undertaken to file a registration statement covering resale of its shares by AudioFAX. Upon effectiveness, AudioFAX has agreed not to sell on a weekly basis more than the greater of 40,000 shares or 10% of the prior week's trading volume.

      In the third quarter, the Company recorded $1,025,000 of charges representing all costs associated with this patent litigation settlement as the Company could not determine the future economic benefit, if any, to the Company of the patent licenses acquired.

3. Earnings Per Share

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". In accordance with SFAS 128, both basic and diluted net loss per share are presented in the financial statements. Stock options outstanding of approximately 1,971,000 and 1,544,000 as of September 30, 1998 and 1997, respectively, have been excluded from the calculation of diluted earnings per share, since their effect would be antidilutive. In addition, approximately 100,000 warrants outstanding have been excluded from diluted earnings per share, since their effect would be antidilutive.

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

5. Impact of Recently Issued Accounting Standards

      In September 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes the standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) as part of a full set of financial statements. This statement requires that all elements of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS 130 during the first quarter of 1998, but presently the Company's Comprehensive Loss and Net Loss are equal.

      In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for fiscal years beginning after September 15, 1999, though earlier adoption is encouraged and retroactive application is prohibited. For FaxSav this means that the standard must be adopted no later than January 1, 2000. Management does not expect the adoption of this standard to have a material impact on FaxSav's results of operations, financial position or cash flows as the Company does not presently use derivative instruments or engage in hedging activities.

6. Reclassification

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

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                     1998       1997       1998       1997
                                     ----       ----       ----       ----
Percentage of Revenues:
Revenues                             100.0%     100.0%     100.0%     100.0%
Cost of service                       53.8       57.6       52.4       61.1
                                    ------     ------     ------     ------
Gross margin                          46.2       42.4       47.6       38.9
                                    ------     ------     ------     ------
Operating expenses:
    Net operations and support        17.5       13.5       16.6       13.0
    Research and development           8.6       10.9       10.2       11.1
    Sales and marketing               33.1       27.4       30.4       31.2
    General and administrative        14.4       18.6       15.3       18.9
    Depreciation and amortization      7.4        9.6        7.0        9.9
    Patent litigation settlement      19.3         --        6.6         --
                                    ------     ------     ------     ------
         Total operating expenses    100.3       80.0       86.1       84.1
                                    ------     ------     ------     ------
Operating loss                       (54.1)     (37.6)     (38.5)     (45.2)
                                    ------     ------     ------     ------
Other income, net                      0.3        0.5        0.0        1.3
                                    ------     ------     ------     ------
Loss before income taxes             (53.8)     (37.1)     (38.5)     (43.9)
Provision for income taxes              --         --         --         --
                                    ------     ------     ------     ------
Net loss                             (53.8)%    (37.1)%    (38.5)%    (43.9)%
                                    ======     ======     ======     ======

Three Months Ended September 30, 1998 and 1997

Revenues. Revenues, which consist primarily of customer usage charges, grew 20.0% to $5.3 million in the three months ended September 30, 1998 from $4.4 million in the three months ended September 30, 1997 primarily as a result of the continued expansion of the Company's customer base, particularly in international markets. The increased revenues result largely from the Company's Internet desktop-to-fax and faxSAV EZ-List broadcast services.

Cost of service. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual facsimile volume. Cost of service amounted to $2.9 million and $2.5 million, respectively for the three month periods ended September 30, 1998 and 1997 but decreased as a percentage of revenues in the three months ended September 30, 1998 to 53.8% from 57.6% in the three months ended September 30, 1997. The decreased percentage is a result of transmitting an increased level of customer faxes over the Company's Internet Fax Network and lower costs for international telephony termination fax charges.

Network operations and support. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $0.9 million and 17.5% of revenues in the three months ended September 30, 1998 in comparison to $0.6 million and 13.5% of revenues in the three months ended September 30, 1997 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base on a 7 day per week/ 24 hour per day basis.

Research and development. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel largely for the continuing development efforts for enhancements to the Company's Internet desktop-to-fax services and faxSAV EZ-List broadcast service. Research and development expenses amounted to $0.5 million for each of the three months ended September 30, 1998 and 1997. As a percentage of revenues, these costs decreased to 8.6% in the 1998 period from 10.9% in the 1997 period as a result of higher revenues in 1998.

Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, agent and dealer commissions. Sales and marketing expenses increased to $1.8 million and 33.1% of revenues for the three months ended September 30, 1998 in comparison to $1.2 million and 27.4% of revenues in the three months ended September 30, 1997 due to increased marketing expenses to support the growth in international revenues, costs for the expansion of the Company's direct sales staff in the U.S. and increased spending for U.S. marketing programs in an effort to accelerate the Company's revenue growth.

General and administrative. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses amounted to $0.8 million in the three months ended September 30, 1998 and 1997. As a percentage of revenues, these expenses decreased to 14.4% in the three months ended September 30, 1998 from 18.6% in the three months ended September 30, 1997 as a result of increased revenues.

Depreciation and amortization. Depreciation and amortization amounted to $0.4 million in the three months ended September 30, 1998 and 1997. As a percentage of revenues, depreciation and amortization expenses decreased to 7.4% in the three months ended September 30, 1998 in comparison to 9.6% in the three months ended September 30, 1997, as a result of increased revenues.

Patent litigation settlement. During the quarter ended September 30, 1998 the Company agreed to the settlement of all outstanding patent litigation with AudioFAX. The charge in the current quarter represents the cost of the license fee paid by FaxSav for the license of certain AudioFAX patents.

Other income, net. Other income amounted to $0.02 million in the three months ended September 30, 1998 and 1997. Due to increased revenues this amount represented a lower percentage of revenues in the 1998 period as compared to 1997.

Provision for income taxes. The Company had losses for income tax purposes for the three months ended September 30, 1998 and 1997. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by a valuation allowance for deferred tax assets.

Nine Months Ended September 30, 1998 and 1997

Revenues. Revenues grew 21.0% to $15.5 million in the nine months ended September 30, 1998 from $12.8 million in the nine months ended September 30, 1997 primarily as a result of the continued expansion of the Company's customer base, particularly in international markets. The increased revenues resulted largely from the Company's Internet desktop-to-fax and faxSAV EZ-List broadcast services.

Cost of service. Cost of service increased to $8.1 million in the nine months ended September 30, 1998 from $7.8 million in the nine months ended September 30, 1997 but decreased as a percentage of revenues in 1998 to 52.4% from 61.1% in same period in 1997. The decreased percentage is a result of transmitting an increased level of customer faxes over the Company's Internet Fax Network and lower costs for international fax charges.

Network operations and support. Network operations and support costs increased to $2.6 million and 16.6% of revenues in the nine months ended September 30, 1998 from $1.7 million and 13.0% of revenues in the nine months ended September 30, 1997 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base on a 7 day per week / 24 hour per day basis.

Research and development. Research and development expenses increased to $1.6 million from $1.4 million in the nine months ended September 30, 1998 in comparison to the nine months ended September 30, 1997 due to the continuing development efforts for enhancements to the Company's Internet desktop-to-fax services both in client software and network enhancements, and the continuing development of the Company's faxSAV EZ-List broadcast service. As a percentage of revenues, these expenses decreased to 10.2% in the nine months ended September 30, 1998 from 11.1% in the nine months ended September 30, 1997.

Sales and marketing. Sales and marketing expenses increased to $4.7 million for the nine months ended September 30, 1998 in comparison to $4.0 million in the nine months ended September 30, 1997 but decreased as a percentage of revenues to 30.4% in the 1998 period from 31.2% in the 1997 period. The higher costs in 1998 relate to additional expenses to support the growth in international revenues, the expansion of the Company's direct sales staff in the U.S. and increased spending for U.S. marketing programs.

General and administrative. General and administrative expenses amounted to $2.4 million in the nine months ended September 30, 1998 and 1997 but decreased as a percentage of revenues to 15.3% in 1998 from 18.9% in 1997 because of increased revenues.

Depreciation and amortization. Depreciation and amortization decreased to $1.1 million and 7.0% of revenues in the nine months ended September 30, 1998 in comparison to $1.3 million and 9.9% of revenues in the nine months ended September 30, 1997, primarily reflecting reduced charges for faxSAV Connectors installed on fax machines at customer premises, resulting from the Company's shift in its business to desktop originated services.

Patent litigation settlement. The charge for patent litigation settlement represents the total cost paid by the Company for the license of certain AudioFAX patents in connection with the settlement of all outstanding litigation.

Other income, net. Other income, net decreased to $0.0 million in the nine months ended September 30, 1998 from $0.2 million and 1.3% of revenues in the nine months ended September 30, 1997. In the 1998 period, the Company incurred increased interest expense on higher outstanding debt balances and earned less interest income in comparison to the 1997 period when the Company had less outstanding debt and more funds available for temporary investment as a result of the proceeds on hand from its October 1996 initial public offering of securities.

Provision for income taxes. The Company had losses for income tax purposes for the nine months ended September 30, 1998 and 1997. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by an expected increase in the valuation allowance for deferred tax assets.

Liquidity and Capital Resources

The Company has financed its cash requirements for operations and investments in equipment primarily through public and private sales of equity securities, bank borrowings and capital lease financing. During the nine months ended September 30, 1998, the Company sold 2 million shares of its Common Stock in a private transaction for net proceeds of $6.9 million. In addition, the Company entered into an agreement for a $0.5 million secured equipment line of credit with Silicon Valley Bank, all of which was outstanding as of September 30, 1998 and the Company agreed to a $0.5 million expansion of its equipment loan facility with Phoenix Growth Capital Corp. $0.2 million of which was outstanding as of September 30, 1998.

As a result of operating losses, cash used in operating activities amounted to $4.3 million in the nine months ended September 30, 1998, as compared to $4.8 million for the comparable period in 1997. Cash used in investing activities largely consists of the purchase of network equipment. Such purchases amounted to $1.8 million for the nine months ended September 30, 1998 and $2.0 million for the comparable period in 1997. The Company is obligated to several operating entities of MCI WorldCom for a minimum monthly usage commitment of $0.7 million for total long distance service through June 1999 and $0.5 million from July 1999 to October 2001.

The Company's principal sources of liquidity at September 30, 1998 included cash and cash equivalents of $4.7 million and $0.3 million in net available balances of the financing agreements with Silicon Valley Bank and Phoenix Growth Capital Corp. Management believes that its current sources of liquidity will be sufficient to satisfy the Company's requirements through at least September 30, 1999. Thereafter, if the Company does not begin to generate positive cash flows from operations in amounts that are sufficient to satisfy the Company's liquidity requirements, it will be necessary for the Company to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional funding may not be available when needed or on terms acceptable to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than fourteen months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements or risk system failure or miscalculations causing disruptions of normal business activities.

State of Readiness. We have conducted a study of the Year 2000 readiness of our information technology ("IT") systems, including our computing and networking systems, and our non-IT systems. Our study consisted of (i) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of the our faxSAV for internet suite of services and the faxSAV Connector; (ii) contacting vendors of material non-IT systems; (iii) assessment of repair or replacement requirements; and (iv) repair or replacement. We intend to conduct a test our IT systems to verify the results of our study prior to the Year 2000. We have been informed by many of our vendors of material hardware and software components of our IT systems that the products that we use are currently Year 2000 compliant. The computing systems that provide application layer services (i.e., FaxSav customer services) within the FaxSav network are based upon some variant of the Unix operating system, which adequately represents dates beyond the year 2000. Many of the computing systems that support the internal operations of our business have the similar capacity to represent dates beyond the Year 2000. In addition, for all of our internal accounting applications, we have purchased new accounting system software that the manufacturer specifies as Year 2000 compliant. We will require vendors of our other material hardware and software components of our IT systems to provide assurances of their Year 2000 compliance, and we plan to complete this process during the first half of 1999. We will also seek assurances of Year 2000 compliance from providers of our material non-IT systems.

Costs. To date, the we have not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. Our expected costs to implement the new accounting software mentioned above is approximately $0.2 million.

Risks. We are not currently aware of any Year 2000 compliance problems relating to the faxSAV for internet suite of services, the faxSAV Connector or our other IT or non-IT systems that would have a material adverse effect on our business, financial condition and results of operations, without taking into account our efforts to avoid or fix such problems. There can be no assurance that our software contains all necessary date code changes or that all problems can be identified by our study and subsequent testing. Compliance with Year 2000 requirements may disrupt our ability to continue to developing and marketing facsimile transmission products and services. The failure to adequately address Year 2000 compliance issues in our products, services, and in our IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

      In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering services to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Contingency Plan. As discussed above, we intend to conduct a further tests of our Year 2000 compliance to confirm the results of our study, and have not yet developed any contingency plans. The results of our tests and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

Certain Factors That May Affect Future Results, Financial Condition and the Market Price of Securities.

History of Operating Losses; Accumulated Deficit

From our inception in 1989 through the nine month period ended September 30, 1998, we have experienced significant operating losses. We incurred operating losses of $4.1 million, $7.5 million and $7.1 million during the years ended December 31, 1995, 1996 and 1997, respectively, and $6.0 million during the nine months ended September 30, 1998. We currently anticipate that we will have additional operating losses as we attempt to expand our business and we may not have positive operating income in the future. As of September 30, 1998, we had an accumulated deficit of $38.1 million.

Since inception, we have incurred substantial costs to develop and enhance our technology and to create, introduce and enhance our service and product offerings. We intend to continue these efforts and, in addition, to increase our marketing spending. We recently announced a new marketing campaign, which will involve significant expenditures by us, including the hiring of an outside advertising agency. There can be no assurance that our new marketing campaign will be successful or that it will result in any increase in revenues.

We generated net operating loss ("NOL") carryforwards for income tax purposes of approximately $30.0 million through December 31, 1997. These NOL carryforwards have been recorded as a deferred tax asset of approximately $9.5 million. Based upon our history of operating losses and other presently known factors, management has determined that it is more likely than not that we will be unable to generate sufficient taxable income prior to the expiration of these NOL carryforwards in order to receive the benefit of them and has accordingly reduced our deferred tax assets to zero with a full valuation allowance.

Intense Competition

The market for facsimile transmission services is intensely competitive and the industry is characterized by low barriers to entry. We expect that competition will intensify in the future. We believe that our ability to compete successfully will depend upon a number of factors, including market presence; the capacity, reliability and security of our network infrastructure; the pricing policies of our competitors and suppliers; the timing of introductions of new services and service enhancements by us and our competitors; and industry and general economic trends. Our current and future competitors generally fall into the following groups: (i) telecommunication companies, such as AT&T, MCI WorldCom, Sprint and the regional Bell operating companies, and telecommunications resellers; (ii) Internet service providers, such as Uunet Technologies, Inc., a subsidiary of MCI WorldCom, Inc., and NETCOM On-Line Communications Services, Inc., (iii) on-line services providers, such as Microsoft Corporation and America Online, Inc. and (iv) direct fax delivery competitors, including Xpedite Systems, Inc. and UNIFI Communications, Inc. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than we can. Further, the foundation of our telephony network infrastructure consists of the right to use the telecommunications lines of several of the above-mentioned long distance carriers, including MCI WorldCom. There can be no assurance that these companies will not discontinue or otherwise change their relationships with us in a manner that would have a material adverse effect upon our business, financial condition and results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of our larger potential customers may seek to internally fulfill their fax communication needs through the deployment of their own computerized fax communications systems or network infrastructures for intra-company faxing. Increased competition is likely to result in price reductions and could result in reduced gross margins and erosion of our market share, any of which would have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

On August 7, 1997, the Federal Communications Commission (the "FCC") issued new rules, which may significantly reduce the cost of international calls originating in the United States. The five-year phase-in period began on January 1, 1998. To the extent that these new regulations are implemented and result in reductions in the cost of international calls originating in the United States, we will face increased competition for our international fax services which may have a material adverse effect on our business, financial condition or results of operations.

Possible Delisting from Nasdaq

Our Common Stock is currently traded on the Nasdaq National Market ("Nasdaq"). In order to continue to trade on Nasdaq, Nasdaq generally requires, among other things, that we maintain at least $4.0 million in net tangible assets. In the past, we have not been in compliance with this requirement. We believe that we are currently in compliance with Nasdaq's requirements. However, if in the future we are unable to satisfy Nasdaq's requirements, our securities may be delisted from Nasdaq. There can be no assurance that our Common Stock will not be delisted, which would materially affect your ability to buy or sell shares of our Common Stock.

Future Capital Needs; Uncertainty of Additional Financing; Dilution

We believe that our current cash and cash equivalents will be sufficient to meet our presently anticipated cash needs for working capital and our capital expenditure requirements through September 30, 1999. However, our cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of our available resources before such time. To the extent that funds expected to be generated from our operations are insufficient to meet current or planned operating requirements or to maintain a Nasdaq listing, we will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and others and from other sources. See "-- Possible Delisting from Nasdaq." Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that we would otherwise seek to develop ourselves. In addition, in the event that we obtain any additional funding, such financings may have a dilutive effect on the holders of our securities.

Limited Protection of Intellectual Property Rights; Risk of Third Party Claims of Infringement

Our success is dependent upon our proprietary technology. We rely primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. We were granted a patent related to our faxSAV Connector and have a patent application pending for our "e-mail Stamps" security technology incorporated into our faxMailer service. There can be no assurance that a patent will issue from such application or that present or future patents will provide sufficient protection to our present or future technologies, services and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to our know-how. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent, as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

There can be no assurance that other third parties will not assert infringement claims against us in the future. Patents have been granted recently on fundamental technologies in the communications and desktop software areas, and patents may issue which relate to fundamental technologies incorporated in our services. As patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to our services. We could incur substantial costs and diversion of management resources with respect to the defense of any claims that we have infringed upon the proprietary rights of others, which costs and diversion could have a material adverse effect on our business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block our ability to license and sell our services in the United States or abroad. Any such judgment could have a material adverse effect on our business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against us, we may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on terms acceptable to us, or at all. The failure to obtain any necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

Quarterly Fluctuations; Possible Volatility of Stock Price

We may experience significant quarter to quarter fluctuations in our results of operations, which may result in volatility in the price of our Common Stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including demand for our services, the introduction of new services and service enhancements by us or our competitors, market acceptance of new services, the mix of revenues between Internet-based versus telephony-based deliveries, the timing of significant marketing programs, the number and timing of the hiring of additional personnel, competitive conditions in the industry and general economic conditions. Our revenues are difficult to forecast. Shortfalls in revenues may adversely and disproportionately affect our results of operations because a high percentage of our operating expenses are relatively fixed, and planned expenditures, such as the anticipated expansion of our Internet infrastructure, are based primarily on sales forecasts. In addition, the stock market in general has experienced extreme price and volume fluctuations, which have affected the market price of securities of many companies in the telecommunications and technology industries and which may have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the market price of our Common Stock. Accordingly, we believe that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that we will be profitable in any future quarter. Due to the foregoing factors, it is likely that in one or more future quarters our operating results will be below the expectations of public market analysts and investors. Such an event would have a material adverse effect on the price of our Common Stock.

Dependence on Network Infrastructure; No Assurance of Additional
Internet-Capable Node Deployment

Our future success will depend in part upon the capacity, reliability and security of our network infrastructure and in part upon our ability to expand the deployment of an international network of Internet-capable facsimile nodes. We must continue to expand and adapt our network infrastructure as the number of customers and the volume of traffic they wish to transmit increases. The expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources. There can be no assurance that we will be able to expand or adapt our network infrastructure to meet any additional demand on a timely basis, at a commercially reasonable cost, or at all. In addition, there can be no assurance that we will be able to deploy additional contemplated Internet-capable facsimile nodes on a timely basis, at a commercially reasonable cost, or at all. Any failure to expand our network infrastructure on a timely basis, to adapt it to changing customer requirements or evolving industry standards or to complete the development of the contemplated Internet-capable facsimile node infrastructure on a timely basis would have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we be able to satisfy the regulatory requirements in each of the countries currently targeted for node deployment, which may prevent us from installing Internet-capable facsimile nodes in such countries and may have a material adverse effect on our business, operating results and financial condition.

Dependence on the Internet as a Low-Cost Facsimile Transmission Medium; No Assurance of Increased Market Acceptance

We believe that our future success will depend in part upon our ability to significantly expand our base of Internet-capable nodes and route more of our customers' traffic through the Internet. Our success is therefore largely dependent upon the viability of the Internet as a medium for the transmission of documents. There can be no assurance that document transmission over the Internet will continue to be reliable or that Internet capacity constraints will not develop which inhibit efficient document transmission. We access the Internet from our Internet-capable nodes by dedicated connection to third party Internet service providers. We pay fixed monthly fees for such Internet access, regardless of our usage or the volume of our customers' traffic. There can be no assurance that the current pricing structure for access to and use of the Internet will not change unfavorably. If material capacity constraints develop on the Internet or the current Internet pricing structure changes unfavorably, our business, financial condition and results of operations would be materially and adversely affected. In addition, our future success is dependent upon the increased acceptance by potential customers of the Internet as the preferred medium for transmission of documents. There can be no assurance that such market acceptance shall continue to increase. Lack of increased market acceptance would materially and adversely affect our business, financial condition and results of operations.

No Assurance of Successful Management of Growth

We have rapidly and significantly expanded our operations and anticipate that significant expansion will continue to be required in order to address potential market opportunities. There can be no assurance that such expansion will be successfully completed or that it will generate sufficient revenues to cover our expenses. Our inability to promptly address and respond to these circumstances could have a material adverse effect on our business, financial condition and results of operations.

Rapid Industry Change

The telecommunications industry in general, and the facsimile transmission business in particular, are characterized by rapid and continuous technological change. Future technological advances in the telecommunications industry may result in the availability of new services or products that could compete with the facsimile transmission services we provide or reduce the cost of existing products or services, any of which could enable our existing or potential customers to fulfill their fax communications needs more cost efficiently. There can be no assurance that we will be successful in developing and introducing new services that meet changing customer needs and respond to technological changes or evolving industry standards in a timely manner, if at all, or that services or technologies developed by others will not render our services noncompetitive. Our inability to respond to changing market conditions, technological developments, evolving industry standards or changing customer requirements, or the development of competing technology or products that render our services noncompetitive would have a material adverse effect on our business, financial condition and results of operations.

Risk of System Failure; Security Risks

Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond our control. Most of our current computer hardware and switching equipment, including our processing equipment, is currently located at three sites. There can be no assurance that our existing and planned precautions of backup systems, regular data backups and other procedures will be adequate to prevent significant damage, system failure or data loss. Despite the implementation of security measures, our infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems caused by our customers or other Internet users. Persistent problems continue to affect public and private data networks, including computer break-ins and the misappropriation of confidential information. Such computer break-ins and other disruptions may jeopardize the security of information stored in and transmitted through the computer systems of the individuals, businesses and financial institutions utilizing our services. This may result in significant liability to us and also may deter potential customers from using our services. Any damage, failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers could have a material adverse effect on our business, financial condition and results of operations.

Dependence Upon Suppliers; Sole and Limited Sources of Supply

We rely on third parties to supply key components of our network infrastructure, including long distance telecommunications services and telecommunications node equipment, many of, which are available only from sole or limited sources. MCI WorldCom is our primary provider of long distance telecommunications services. We have from time-to-time experienced partial interruptions of service from our telecommunications carriers, which have temporarily prevented customers in limited geographical areas from reaching the FaxSav network. There can be no assurance that we will not experience partial or complete service interruptions in the future. There can be no assurance that MCI WorldCom and our other telecommunications providers will continue to provide long distance services to us at attractive rates, or at all, or that we will be able to obtain such services in the future from these or other long distance providers on the scale and within the time frames required by us. Any failure to obtain such services on a timely basis at an affordable cost, or any significant delays or interruptions of service from such carriers, would have a material adverse effect on our business, financial condition and results of operations.

All of the faxboards used in our telecommunications nodes are supplied by Brooktrout Technology, Inc. ("Brooktrout"). We purchase Brooktrout faxboards on a non-exclusive basis pursuant to purchase orders placed from time-to-time, carry a limited inventory of faxboards and have no guaranteed supply arrangement with Brooktrout. In addition to faxboards, many of the routers, switches and other hardware components used in our network infrastructure are supplied by sole or limited sources on a non-exclusive, purchase order basis. There can be no assurance that Brooktrout or our other suppliers will not enter into exclusive arrangements with our competitors, or cease selling these components to us at commercially reasonable prices, or at all. The anticipated expansion of our network infrastructure is expected to place a significant demand on our suppliers, some of which have limited resources and production capacity. In addition, certain of our suppliers, in turn, rely on sole or limited sources of supply for components included in their products. Should our suppliers fail to adjust to meet such increasing demand, they may be unable to continue to supply components and products in the quantities and quality and at the times required by us, or at all. Our inability to obtain sufficient quantities of sole or limited source components or to develop alternative sources if required could result in delays and increased costs in the expansion of our network infrastructure or in our inability to properly maintain the existing network infrastructure, which would have a material adverse effect on our business, financial condition and results of operations.

Risk of Software Defects or Development Delays

Software-based services and equipment, such as our faxSAV for Internet suite of services and the faxSAV Connector, may contain undetected errors or failures when introduced or when new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in such software or other releases after commencement of commercial shipments, or that we will not experience development delays, resulting in delays in the shipment of software and a loss of or delay in market acceptance, any of which could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Key Personnel

Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. Competition for such personnel is intense, and there can be no assurance that we can retain our key technical, sales and managerial employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

Reliance on International Strategic Alliances; Risks Associated with International Operations

We have established and intend to expand an international customer base by forming strategic sales and marketing alliances with foreign Internet service providers, telecommunications companies and resellers. There can be no assurance that we will be able to establish additional strategic alliances or to maintain such strategic alliances. Our success in expanding our international customer base depends not only on the formation of additional strategic alliances but also on the success of these partners and their ability to market our services. The failure to maintain such strategic alliances or the failure of these partners to successfully develop and sustain a market for our services will have a material adverse effect on our ability to expand our international customer base, which could have a material adverse effect on our business, financial condition and results of operations.

In 1997, we derived approximately $2.3 million, or 13.2% of our total revenues, from customers outside of the United States. We expect that such revenues will represent an increasing percentage of our total revenues in the future. Risks inherent in our international business activities generally include foreign currency exchange risk, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on our future international revenues and, consequently, on our business, financial condition and results of operations.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than fourteen months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements or risk system failure or miscalculations causing disruptions of normal business activities.

State of Readiness. We have conducted a study of the Year 2000 readiness of our information technology ("IT") systems, including our computing and networking systems, and our non-IT systems. Our study consisted of (i) contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of the our faxSAV for internet suite of services and the faxSAV Connector; (ii) contacting vendors of material non-IT systems; (iii) assessment of repair or replacement requirements; and (iv) repair or replacement. We intend to conduct a test our IT systems to verify the results of our study prior to the Year 2000. We have been informed by many of our vendors of material hardware and software components of our IT systems that the products that we use are currently Year 2000 compliant. The computing systems that provide application layer services (i.e., FaxSav customer services) within the FaxSav network are based upon some variant of the Unix operating system, which adequately represents dates beyond the year 2000. Many of the computing systems that support the internal operations of our business have the similar capacity to represent dates beyond the Year 2000. In addition, for all of our internal accounting applications, we have purchased new accounting system software that the manufacturer specifies as Year 2000 compliant. We will require vendors of our other material hardware and software components of our IT systems to provide assurances of their Year 2000 compliance, and we plan to complete this process during the first half of 1999. We will also seek assurances of Year 2000 compliance from providers of our material non-IT systems.

Costs. To date, the we have not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. Our expected costs to implement the new accounting software mentioned above is approximately $0.2 million.

Risks. We are not currently aware of any Year 2000 compliance problems relating to the faxSAV for internet suite of services, the faxSAV Connector or our other IT or non-IT systems that would have a material adverse effect on our business, financial condition and results of operations, without taking into account our efforts to avoid or fix such problems. There can be no assurance that our software contains all necessary date code changes or that all problems can be identified by our study and subsequent testing. Compliance with Year 2000 requirements may disrupt our ability to continue to developing and marketing facsimile transmission products and services. The failure to adequately address Year 2000 compliance issues in our products, services, and in our IT and non-IT systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering services to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Contingency Plan. As discussed above, we intend to conduct a further tests of our Year 2000 compliance to confirm the results of our study, and have not yet developed any contingency plans. The results of our tests and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

Government Regulation

We are subject to regulation by various state public service and public utility commissions and by various international regulatory authorities. We are licensed by the FCC as an authorized telecommunications company and our classified as a "non-dominant interexchange carrier." Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges or practices of non-dominant carriers. Nevertheless, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulatory requirements on us and to change our regulatory classification. There can be no assurance that the FCC will not change our regulatory classification or otherwise subject us to more burdensome regulatory requirements.

In connection with the deployment of Internet-capable nodes in countries throughout the world, we are required to satisfy a variety of foreign regulatory requirements. We intend to explore and seek to comply with these requirements on a country-by-country basis as the deployment of Internet-capable facsimile nodes continues. There can be no assurance that we will be able to satisfy the regulatory requirements in each of the countries currently targeted for node deployment, and the failure to satisfy such requirements may prevent us from installing Internet-capable facsimile nodes in such countries. The failure to deploy a number of such nodes could have a material adverse effect on our business, operating results and financial condition.

Our nodes and FAXLAUNCHER service utilize encryption technology in connection with the routing of customer documents through the Internet. The export of such encryption technology is regulated by the United States government. We have the authority to export such encryption technology except to Cuba, Iran, Iraq, Libya, North Korea and Rwanda. Nevertheless, there can be no assurance that such authority will not be revoked or modified at any time for any particular jurisdiction or in general. In addition, there can be no assurance that such export controls, either in their current form or as may be subsequently enacted, will not limit our ability to distribute our services outside of the United States or electronically. While we take precautions against unlawful exportation of our software, the global nature of the Internet makes it virtually impossible to effectively control the distribution of our services. Moreover, future Federal or state legislation or regulation may further limit levels of encryption or authentication technology. Any such export restrictions, the unlawful exportation of our services, or new legislation or regulation could have a material adverse effect on our business, financial condition and results of operations.

                           PART II o OTHER INFORMATION


Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            As disclosed in the Company's latest proxy statement, the deadline for submitting proposals to be considered for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting is December 7, 1998.

            Pursuant to recent amendments to Rule 14a-4(C)(1) under the Securities Exchange Act of 1934, as amended, the Company will have discretionary voting authority if a proponent does not notify the Company by March 1, 1999 of their intent to present a proposal from the floor at the 1999 Annual Meeting of Stockholders or of their intent to commence a proxy solicitation for the 1999 Annual Meeting of Stockholders.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

Exhibit No.

3.1 Registrant's Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-09613 ("Registrant's Registration Statement")).
3.2 By-laws of the Registrant (incorporated by reference to exhibit 3.4 and 3.5 to the Registrant's Registration Statement and Exhibit 3.3 to the Registrant's Report on form 10-Q for the quarter ended September 30, 1997).
4.1 Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant's Registration Statement).
4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.
10.1 Fifth Amended and Restated Investor Rights Agreement, as amended (incorporated by reference to exhibit 10.1 and 10.3 to the Registrant's Registration Statement
10.2 1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the Registrant's Registration Statement).
10.3 1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).
10.4 Form of Officer Severance Agreement (incorporated by reference to exhibit 10.5 to the Registrant's Registration Statement).
10.5 Form of Director Severance Agreement (incorporated by reference to exhibit 10.6 to the Registrant's Registration Statement).
10.6* Telecommunications Services Agreement, between LDDS World Com and the Registrant, dated December 1, 1996 (incorporated by reference to exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997).

10.7* Agreement between MCI Telecommunications Corporation and the Registrant, effective March 1, 1996 (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement).
10.8 Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited Partnership, Thornall Associates and the Registrant, as extended and amended to date (incorporated by reference to exhibit
          10.10 to the Registrant's Registration Statement).
10.10 Credit Agreement, dated July 7, 1995, between the Company and Silicon Valley Bank, as amended to date (incorporated by reference to exhibit
          10.11 to the Registrant's Registration Statement).
10.11 Letter Agreement, dated November 1, 1994 between Telstra Incorporated and the Registrant (incorporated by reference to exhibit 10.12 to the Registrant's Registration Statement).
10.12 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated May 30, 1991 (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement).
10.13 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated September 16, 1992 (incorporated by reference to exhibit
          10.15 to the Registrant's Registration Statement).
10.14 Series D Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated October 28, 1993 (incorporated by reference to exhibit
          10.16 to the Registrant's Registration Statement).
10.15 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated February 15, 1993 (incorporated by reference to exhibit
          10.17 to the Registrant's Registration Statement).
10.16 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated May 5, 1994 (incorporated by reference to exhibit 10.18 to the Registrant's Registration Statement).
10.17 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated April 6, 1992 (incorporated by reference to exhibit
          10.19 to the Registrant's Registration Statement).
10.18 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated July 7, 1995 (incorporated by reference to exhibit
          10.20 to the Registrant's Registration Statement).
10.19 Form of Common Stock Purchase Agreement, dated November 21, 1997 (incorporated by reference to exhibit 10.1 to the Registrant's Registration Statement on form S-3 dated January 9, 1998, Registration No. 333-43939)
10.20 Loan and Security Agreement, dated as of March 27, 1998, between Silicon Valley Bank and the Registrant. (incorporated by reference to exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998)
10.21 Form of Common Stock Purchase Agreement, dated July 22, 1998 (incorporated by reference to exhibit 10.1 of the Registrant's Registration Statement on Form S-3 dated September 29, 1998, Registration No. 333-64515)
10.22 Rights Agreement, dated September 17, 1998 (incorporated by reference to exhibit 10.1 of the Registrants Registration Statement on Form S-3 dated November 16, 1998 Registration No. 333- )
10.23** Amendment No. 1 to Telecommunications agreement between Worldcom Network Services, Inc. and the Registrant effective October 6, 1998.
27.       Financial Data Schedule.

---------
*     Confidential treatment granted
**    Confidential treatment requested

            (b) Reports on Form 8-K.
                Report on Form 8-K dated September 23, 1998

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


                                   FAXSAV INCORPORATED
                                   -------------------
                                       (Registrant)


Date: November 13, 1998            /s/ Thomas F. Murawski
                                   --------------------------------------------
                                   Thomas F. Murawski
                                   Chief Executive Officer, President and
                                   Chairman of the Board of Directors


Date: November 13, 1998            /s/ Peter S. Macaluso
                                   --------------------------------------------
                                   Peter S. Macaluso
                                   Chief Financial Officer
                                   Treasurer and Secretary,
                                   (Principal Financial and Accounting Officer)

                               FAXSAV INCORPORATED

                                  Exhibit Index

Exhibit No.

3.1 Registrant's Ninth Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-09613 ("Registrant's Registration Statement")).
3.2 By-laws of the Registrant (incorporated by reference to exhibit 3.4 and 3.5 to the Registrant's Registration Statement and Exhibit 3.3 to the Registrant's Report on form 10-Q for the quarter ended September 30, 1997).
3.3        Amendment to the By-laws of the Registrant, dated April 25, 1997.
4.1 Specimen Common Stock Certificate (incorporated by reference to exhibit 4.1 to the Registrant's Registration Statement).
4.2 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Common Stock of the Registrant.
10.1 Fifth Amended and Restated Investor Rights Agreement, as amended (incorporated by reference to exhibit 10.1 and 10.3 to the Registrant's Registration Statement
10.2 1990 Stock Option Plan (incorporated by reference to exhibit 10.3 to the Registrant's Registration Statement).
10.3 1996 Stock Option/Stock Issuance Plan (incorporated by reference to exhibit 10.4 to the Registrant's Registration Statement).
10.4 Form of Officer Severance Agreement (incorporated by reference to exhibit 10.5 to the Registrant's Registration Statement).
10.5 Form of Director Severance Agreement (incorporated by reference to exhibit 10.6 to the Registrant's Registration Statement).
10.6* Telecommunications Services Agreement, between LDDS World Com and the Registrant, dated December 1, 1996 (incorporated by reference to exhibit 10.7 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1997).
10.7* Agreement between MCI Telecommunications Corporation and the Registrant, effective March 1, 1996 (incorporated by reference to exhibit 10.9 to the Registrant's Registration Statement).
10.8 Lease Agreement, dated May 28, 1992, between Metro Four Associates Limited Partnership, Thornall Associates and the Registrant, as extended and amended to date (incorporated by reference to exhibit
          10.10 to the Registrant's Registration Statement).
10.10 Credit Agreement, dated July 7, 1995, between the Company and Silicon Valley Bank, as amended to date (incorporated by reference to exhibit
          10.11 to the Registrant's Registration Statement).
10.11 Letter Agreement, dated November 1, 1994 between Telstra Incorporated and the Registrant (incorporated by reference to exhibit 10.12 to the Registrant's Registration Statement).
10.12 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated May 30, 1991 (incorporated by reference to exhibit 10.14 to the Registrant's Registration Statement).
10.13 Series B Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated September 16, 1992 (incorporated by reference to exhibit
          10.15 to the Registrant's Registration Statement).
10.14 Series D Preferred Stock Warrant between the Registrant and Comdisco, Inc., dated October 28, 1993 (incorporated by reference to exhibit
          10.16 to the Registrant's Registration Statement).
10.15 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated February 15, 1993 (incorporated by reference to exhibit
          10.17 to the Registrant's Registration Statement).
10.16 Common Stock Warrant between the Registrant and LTI Ventures Leasing Corp., dated May 5, 1994 (incorporated by reference to exhibit 10.18 to the Registrant's Registration Statement).
10.17 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated April 6, 1992 (incorporated by reference to exhibit
          10.19 to the Registrant's Registration Statement).
10.18 Common Stock Warrant between the Registrant and Silicon Valley Bancshares, dated July 7, 1995 (incorporated by reference to exhibit
          10.20 to the Registrant's Registration Statement).

10.19 Form of Common Stock Purchase Agreement, dated November 21, 1997 (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on form S-3 dated January 9, 1998, Registration No. 333-43939)
10.20 Loan and Security Agreement, dated as of March 27, 1998, between Silicon Valley Bank and the Registrant. (incorporated by reference to Exhibit 10.20 to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1998)
10.21 Form of Common Stock Purchase Agreement, dated July 22, 1998 (incorporated by reference to exhibit 10.1 of the Registrant's Registration Statement on Form S-3 dated September 29, 1998, Registration No. 333-64515)
10.22 Rights Agreement, dated September 17, 1998 (incorporated by reference to exhibit 10.1 of the Registrants Registration Statement on Form S-3 dated November 16, 1998 Registration No. 333- )
10.23** Amendment No. 1 to Telecommunications agreement between Worldcom Network Services, Inc. and the Registrant effective October 6, 1998.
27.       Financial Data Schedule.

---------
*     Confidential treatment granted
**    Confidential treatment requested

            (b) Reports on Form 8-K.
                Report on Form 8-K dated September 23, 1998