Form 10-K
period 1998-12-31
FAXSAV INC
filed 1999-03-30
CIK 1010677

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998
                        COMMISSION FILE NUMBER 000-09613

                               FAXSAV INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                           11-3025769
      (State of Incorporation)         (I.R.S. Employer Identification
                                                    Number)

                               399 Thornall Street
                            Edison, New Jersey 08837
                                 (732) 906-2000
               (Address, Including Zip Code, and Telephone Number,
        Including Area Code, of Registrant's Principal Executive Offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                   -----------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK $.01 PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      |_|

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1999 was $89,006,467 (based on the last reported sale price on the NASDAQ National Market on that date).

      The number of shares outstanding of the registrant's common stock as of March 24, 1999 was 14,067,105

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of FaxSav Incorporated's definitive Proxy Statement relating to its 1999 Annual Meeting of the Stockholders to be held on June 4, 1999, which is to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III of this report.

      THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT FAXSAV AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. FAXSAV'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. FAXSAV UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1. BUSINESS

General

      FaxSav Incorporated (the "Company") designs, develops and markets a variety of business-to-business facsimile transmission services, including computer-to-fax, fax-to-fax, enhanced fax and broadcast fax services. The Company has developed proprietary software which enables its customers to specify on a call-by-call basis whether a facsimile transmission will be delivered through FaxSav's real-time, "virtual real-time (Internet fax)" or broadcast services. This software, coupled with FaxSav's fax-only network of three interconnected switching nodes in the United States and Internet-capable facsimile nodes located in twenty-one countries as of December 31, 1998, automatically delivers each outgoing transmission through the route that provides the lowest cost and the highest transmission quality available on the FaxSav network. Pre-negotiated volume-based arrangements with several telephony common carriers, the major carrier being MCI WorldCom, and the cost savings available for transmission through the Internet enable FaxSav to transmit its customers' documents and images to fax machines worldwide at rates that are below the international rates charged by long distance voice carriers. While FaxSav generates cost savings for customers transmitting faxes to international destinations, many FaxSav customers use the Company's services for ease of use and productivity improvements rather than cost savings.

      The Company has deployed Internet-capable facsimile nodes in twenty-one key international telecommunications markets to enable it to migrate a portion of its customer traffic off of its telephony-based network and to route it over the Internet. This global Internet backbone, which seamlessly integrates with FaxSav's telephony-based network, enables the Company to bypass long distance common carriers for transmissions originating and terminating in countries where such nodes have been deployed, thereby further reducing its customers' international transmission costs. FaxSav believes that the combination of its telephony-based network and its growing Internet-based network will enable it to emerge as a leading supplier of comprehensive, convenient, low-cost global faxing services.

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

Document Delivery Over The Internet

      Substantially all inter-country facsimile traffic worldwide is transmitted through voice telephony networks at rates which are largely dictated by the inter-country connection fees. Unlike traditional public and private telecommunications networks, which are individually managed, the Internet is a collection of connected computer systems and networks that link millions of public and private computers to form what is essentially the largest computer network in the world and enables businesses, educational institutions, government agencies and individuals to transmit data internationally without incurring inter-country voice telephony connection fees.

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

The FaxSav Solution

      FaxSav has deployed an international network of Internet-capable facsimile nodes in twenty-one countries as of December 31, 1998 which are designed to provide a reliable means to deliver facsimile transmissions to fax machines worldwide at substantially reduced costs. This global Internet backbone, which seamlessly integrates with FaxSav's telephony-based network, enables the Company to bypass inter-country connection fees for transmissions originating and terminating through such nodes.

      FaxSav, through its integrated Internet and telephony network, provides a comprehensive range of services for the global transmission of documents and images, including computer-to-fax, fax-to-fax, enhanced fax and broadcast fax services. In addition, to position itself in the emerging desktop-to-fax market, the Company has developed several proprietary software products which enable the transmission of documents or images created in any Windows, Macintosh or e-mail application to be routed directly from an Internet-connected computer desktop through the FaxSav network to fax machines worldwide.

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

The FaxSav Network

Overview

      Traditional International Facsimile Transmission. In the United States, traditional international facsimile transmission begins when the originating fax machine places a call over the local telephone network. Because the number dialed has an international prefix, the Local Exchange Carrier ("LEC") switches the call to the sender's long distance carrier (typically AT&T Corp. ("AT&T") MCI WorldCom ("MCI"), or Sprint Corp., ("Sprint"). The long distance carrier ("LDC") delivers the call to the corresponding long distance company (the "PTT") in the country of destination, which in turn completes the call by providing a connection through the local telephone network to the receiving fax machine. Thus a real-time connection is established over the traditional telephony networks, and the originating fax machine sends a data stream, comprising a scanned image, to the receiving fax machine.

      Facsimile Transmission via FaxSav's Network. FaxSav's services, which are targeted at businesses and professionals, are designed to reduce the cost of sending international faxes, and to make the process of sending faxes easier and less time-consuming. The FaxSav network offers its customers the benefits of increased savings and convenience by bypassing parts or all of the traditional network described above. For example, an international fax-to-fax message delivered through FaxSav's Internet-based network utilizes the Internet as a delivery medium, bypassing the long distance carriers and thereby avoiding expensive inter-country connection fees. In addition, a customer using the faxSAV for Internet suite of services accesses the FaxSav network through its Internet service provider (an "ISP") rather than through the local telephone network; the Company's proprietary software then either routes the call over FaxSav's telephony network or bypasses the long distance carriers and the associated inter-country connection fees by routing the call through FaxSav's Internet-based network.

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

      FaxSav believes that the combination of its telephony-based network and its Internet-based network is critical to achieving its objective of emerging as the leading provider of comprehensive low-cost global faxing solutions. Therefore FaxSav intends to maintain both a telephony-based and an Internet-based network but with an increasing level of customer traffic being routed through the Internet.

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

      o faxMailer using FaxSav's patented e-mail security technology, enables customers to transmit messages from e-mail packages over the Internet to the FaxSav network for delivery to fax machines worldwide. faxMailer provides the desktop e-mail customer with the ability to reach the fax machine of anyone not yet connected to the Internet without the necessity of creating hard copy and manually sending a fax. Customers may register for the faxMailer service through the Company's World Wide Web site.

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

      o faxCourier which was introduced in the first quarter of 1998 enables customers to route faxes straight to their email address. A local or toll-free fax number in the FaxSav Network is allocated to the user. All faxes sent to these numbers are automatically converted to a standard TIFF file format and forwarded as attachments to email to the customer's email address. Users can view or print their faxes using standard, freely available TIFF viewing software.

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

      In addition to the strategic alliances, the Company has developed a network of commission-based agents to sell the faxSAV for Internet suite of services in foreign markets. To date, this network consists of over 200 agents representing the Company in over 70 foreign markets. The Company has also implemented a reseller program for those agents who have the infrastructure to generate invoices and perform collections. Under this program, participating agents are provided detailed billing information on their accounts from which they can create and distribute invoices in the local language and currency, and locally service customer billing inquiries.

Customers

      The Company sells its services primarily to businesses throughout the world. Customers can install FaxSav's services at individual fax machine or desktop locations, across departments or throughout organizations by simply plugging the faxSAV Connector, a small proprietary device, between their fax machine and the telephone jack or by simply installing FaxSav's desktop software on an Internet connected personal computer. Through 1995, all of the Company's customers were located in the United States. In 1996, with the introduction of the faxSAV for Internet suite of services, the Company began to expand its customer base to include foreign desktop customers. In the first quarter of 1997, the Company began offering fax-to-fax services through its international marketing alliances in certain countries where an Internet node was installed. In 1997, revenues from these international customers amounted to $2.3 million or 13.2% of total revenues and in 1998, revenues from these international customers amounted to $5.9 million or 27.9% of total revenues.

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

      The Company's current and prospective competitors generally fall into the following groups: (i) telecommunication companies, such as AT&T, MCI WorldCom, Sprint, and the regional Bell operating companies, and telecommunications resellers, (ii) Internet service providers, such as Uunet Technologies, Inc. (an affiliate of MCI WorldCom) and NETCOM On-Line Communications Services, Inc.;
(iii) on-line services providers, such as Microsoft Corporation and America Online, Inc. and (iv) direct fax delivery competitors, including Premiere Document Distribution (formerly Xpedite Systems, Inc.), and IDT Corporation. Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than those available to the Company. As a result, they may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than can the Company. Further, the foundation of the Company's telephony network infrastructure consists of the right to use the telecommunications lines of several of the above-mentioned long distance carriers, including MCI WorldCom . There can be no assurance that these companies will not discontinue or otherwise alter their relationships with the Company in a manner that would have a material adverse effect upon the Company's business, financial condition and results of operations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition to direct competitors, many of the Company's larger potential customers may seek to internally fulfill their fax communication needs through the deployment of their own computerized fax communications systems or network infrastructures for intra-company faxing.

Intellectual Property

      The Company's success is dependent upon its proprietary technology. The Company relies primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect its proprietary rights. The Company has been granted patents related to its faxSAV Connector and for its "e-mail Stamps" security technology incorporated into its faxMailer service. There can be no assurance that the present or future patents will provide sufficient protection to the Company's present or future technologies, products and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to the Company's know-how. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's services or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

      Effective September 22, 1998 the Company settled all outstanding litigation with AudioFAX IP, L.L.P. ("AudioFAX") to avoid the expense and disruption of protracted litigation. In 1997 the Company had filed a lawsuit against AudioFAX seeking declaratory relief that FaxSav services did not infringe on any valid claims in certain AudioFAX's patents relating to store-and-forward technology or that certain claims of the AudioFAX patents are not valid. Immediately after the filing of FaxSav's complaint, AudioFAX filed a lawsuit against FaxSav alleging patent infringement. The terms of the settlement agreement required the Company to issue 275,000 shares of common stock to AudioFAX and to register such shares for resale in exchange for a fully paid-up license to the patents in the dispute. Although under certain circumstances the Company would have been required to issue additional shares or pay a certain amount of cash to AudioFAX, these requirements are no longer applicable. The Company has recorded a charge of $1,025,000 in 1998 representing all costs associated with the settlement. No costs have been capitalized, as the Company could not determine the future economic benefit, if any, to the Company of the patent licenses acquired.

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

Employees

      As of December 31, 1998, the Company had 133 full-time employees, including 17 in research and development, 45 in network operations and support, 55 in sales and marketing and 16 in finance and administration. The Company's employees are not covered by any collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

      The Company's corporate headquarters are located in Edison, New Jersey in facilities consisting of approximately 18,900 square feet of office space occupied under two leases expiring in August 1999 and May 2002. The Company's three U.S. Network facilities are co-located in telehousing facilities under short term leases. In addition, the Company leases offices for its sales staff in the Chicago, Dallas, Ft. Lauderdale, Los Angeles, New York and San Francisco metropolitan areas. While it believes that these facilities are adequate for its present needs, the Company is continually reviewing its needs and may add facilities in the future. The Company believes that any required additional space would be available on commercially reasonable terms. Finally, in connection with its deployment of Internet-capable facsimile nodes, the Company has entered into, and will continue to enter into, short-term leases in telehousing facilities worldwide.

ITEM 3. LEGAL PROCEEDINGS

      Effective September 22, 1998 the Company settled all outstanding litigation with AudioFAX IP, L.L.P. ("AudioFAX") to avoid the expense and disruption of protracted litigation. In 1997 the Company had filed a lawsuit against AudioFAX seeking declaratory relief that FaxSav services did not infringe on any valid claims in certain AudioFAX's patents relating to store-and-forward technology or that certain claims of the AudioFAX patents are not valid. Immediately after the filing of FaxSav's complaint, AudioFAX filed a lawsuit against FaxSav alleging patent infringement. The terms of the settlement agreement required the Company to issue 275,000 shares of common stock to AudioFAX and to register such shares for resale in exchange for a fully paid-up license to the patents in the dispute. Although under certain circumstances the Company would have been required to issue additional shares or pay a certain amount of cash to AudioFAX, these requirements are no longer applicable. The Company has recorded a charge of $1,025,000 in 1998 representing all costs associated with the settlement. No costs have been capitalized, as the Company could not determine the future economic benefit, if any, to the Company of the patent licenses acquired.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                           PRICE RANGE OF COMMON STOCK

      The Company's Common Stock has been quoted on the Nasdaq National Market under the symbol "FAXX." The following table sets forth for 1997 and 1998, the range of high and low sales prices for the Common Stock of the Company on the Nasdaq National Market. These prices do not include retail mark-up, mark-down or commissions.

      1997                                                  High        Low

      First Quarter.........................................$7.50       $4.00
      Second Quarter.........................................5.25        1.25
      Third Quarter..........................................1.75        1.00
      Fourth Quarter.........................................3.00        1.00

      1998

      First Quarter.........................................$4.00       $2.38
      Second Quarter.........................................5.06        2.56
      Third Quarter..........................................8.31        2.38
      Fourth Quarter........................................11.00        3.00

      On December 31, 1998, the last reported sale price of the common stock on the Nasdaq National Market was $6.19 per share. On March 24, 1999 the last reported sale price of the common stock on the Nasdaq National Market was $8.44 per share.

                                     HOLDERS

      As of March 24, 1999, there were approximately 132 holders of record of the common stock.

                                 DIVIDEND POLICY

      FaxSav has never declared or paid any cash dividends on its capital stock. FaxSav currently intends to retain future earnings, if any, to finance the operation and expansion of its business and does not expect to pay any cash dividends for the foreseeable future.

    SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED DECEMBER 31, 1998

      During the year ended December 31, 1998, the Company issued and sold the following securities without registration under the Securities Act of 1933, as amended (the "Securities Act"):

            (1) In September 1998, the Company issued to AudioFAX 275,000 shares of Common Stock in consideration for a fully paid-up license to certain AudioFAX patents in settlement of a dispute between the parties.

            (2) In July 1998, the Company issued 2,000,000 shares of Common Stock for cash consideration of $7,000,000.

            (3) In December 1998, the Company issued to the Tail Wind Fund Ltd. 645,161 shares of Common Stock and warrants to purchase 64,516 shares of Common Stock for aggregate cash consideration of $3,500,000.

      No underwriter was involved in any of the above sales of securities. All of the above securities were issued in reliance upon the exemption set forth in
Section 4(2) of the Securities Act on the basis that they were issued under circumstances not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

   The selected financial data set forth below with respect to FaxSav's statement of operations for the five years ended December 31, 1998, and with respect to FaxSav's balance sheet as of December 31, 1998, 1997, 1996, 1995 and 1994, are derived from the audited financial statements of FaxSav which are included elsewhere herein. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes to those statements included elsewhere herein.

                                           1998           1997           1996           1995         1994
                                           ----           ----           ----           ----         ----
                                                  (in thousands, except for share and per share data)
Statement of Operations Data:
Revenues ..........................   $    21,117    $    17,418    $    15,036    $    11,649    $     3,449
Cost of service ...................        11,129         10,414          8,898          7,021          2,297
                                      -----------    -----------    -----------    -----------    -----------
Gross margin ......................         9,988          7,004          6,138          4,628          1,152
Operating expenses:
  Network operations and
    support .......................         3,608          2,287          1,985          1,183            851
  Research and
    development ...................         1,995          1,909          1,772            840            613
  Sales and marketing .............         6,640          5,268          6,065          4,238          2,337
  General and
    administrative ................         3,285          3,132          2,495          2,007            970
  Depreciation and
    amortization ..................         1,492          1,702          1,437            928            242
  Other ...........................         1,025             --             --           (441)          (309)
                                      -----------    -----------    -----------    -----------    -----------
    Total operating
      expenses ....................        18,045         14,298         13,754          8,755          4,704
                                      -----------    -----------    -----------    -----------    -----------
Operating loss ....................        (8,057)        (7,294)        (7,616)        (4,127)        (3,552)
Interest (expense)
  income, net .....................          (134)            79             46             46             45
Other income (expense),
  net .............................           106             96             94             (4)            14
                                      -----------    -----------    -----------    -----------    -----------
Loss before income taxes ..........        (8,085)        (7,119)        (7,476)        (4,085)        (3,493)
Provision for income
  taxes ...........................            --             --             --             --             --
                                      -----------    -----------    -----------    -----------    -----------
Net loss ..........................   $    (8,085)   $    (7,119)   $    (7,476)   $    (4,085)   $    (3,493)
                                      ===========    ===========    ===========    ===========    ===========
Net loss per common and
  equivalent share ................   $     (0.68)   $     (0.72)   $     (2.74)   $    (12.48)   $    (10.70)
                                      ===========    ===========    ===========    ===========    ===========
Weighted average common
  and equivalent shares
  outstanding (1)..................    11,842,956      9,880,681      2,724,651        327,353        326,410
                                      ===========    ===========    ===========    ===========    ===========
Pro forma net loss per
  common and equivalent
  share (1) .......................   $     (0.68)   $     (0.72)   $     (0.86)   $     (0.45)   $     (0.50)
                                      ===========    ===========    ===========    ===========    ===========
Shares used in computing
  pro forma net loss per common
  and equivalent share (1).........    11,842,956      9,880,681      8,712,054      9,079,566      6,957,411
                                      ===========    ===========    ===========    ===========    ===========

                                          1998           1997           1996           1995           1994
                                          ----           ----           ----           ----           ----
Balance Sheet Data:
Working capital (deficit) .........   $     3,724    $     1,333    $     7,080    $      (849)   $      (385)
Total assets ......................        14,488         10,496         14,448          4,840          2,430
Total long-term debt ..............         1,540          1,169            678            326             --
Total stockholders'
  equity ..........................         8,050          4,664          9,659            687            621

----------

(1) See Note 2 of Notes to Financial Statements: "Summary of Significant Accounting Policies -- Earnings Per Share" and " -- Pro Forma Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      YOU SHOULD READ THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF FAXSAV TOGETHER WITH THE FINANCIAL STATEMENTS AND THE NOTES TO SUCH STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT FAXSAV AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. FAXSAV'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THE "RISK FACTORS" SECTION AND ELSEWHERE IN THIS REPORT. WE UNDERTAKE NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

Overview

      FaxSav derives its revenues from the provision of a variety of facsimile services largely to businesses and professionals. Through the end of 1995, the Company offered its services exclusively to customers located in the United States. In the first quarter of 1996, the Company began to focus on the broader worldwide market for facsimile services through the introduction of client software to enable faxing from the computer desktop using the Internet as the means to access the FaxSav network. In the first quarter of 1997, the Company also expanded its fax-to-fax service offerings to certain international markets where it had installed an Internet node. In 1998, revenues from international customers were $5.9 million, or 27.9% of total revenues.

      The Company's network includes interconnection in the United States with the existing worldwide telephony network through three network sites enabling delivery of facsimile transmissions to virtually any domestic or international destination. The Company also had Internet nodes installed in twenty-one countries as of December 31, 1998.

      As the Company's customer base has expanded, the Company has invested in the design, development and marketing of its newer services, including the faxSAV for Internet suite of services and faxSav EZ-List, a fax broadcast service.

Results of Operations

      The following table sets forth certain operating data expressed as a percentage of total revenues for the periods indicated (subtotals not adjusted for rounding):

                                                    Years Ended December 31,
                                                ------------------------------
                                                1998         1997         1996
                                                ----         ----         ----
Percentages of Revenues:
Revenues ................................      100.0%       100.0%       100.0%
Cost of service .........................       52.7         59.8         59.2
                                               -----        -----        -----
Gross margin ............................       47.3         40.2         40.8
Operating expenses:
  Network operations and support ........       17.0         13.1         13.2
  Research and development ..............        9.4         11.0         11.8
  Sales and marketing ...................       31.4         30.2         40.3
  General and administrative ............       15.6         18.0         16.6
  Depreciation and amortization .........        7.1          9.8          9.6
  Other .................................        4.9           --           --
                                               -----        -----        -----
     Total operating expenses ...........       85.4         82.1         91.5
                                               -----        -----        -----
Operating loss ..........................      (38.1)       (41.9)       (50.7)
Interest income (expense), net ..........       (0.6)         0.5          0.3
Other income (expense), net .............        0.5          0.5          0.6
                                               -----        -----        -----
Loss before income taxes ................      (38.2)       (40.9)       (49.8)
Provision for income taxes ..............         --           --           --
                                               -----        -----        -----
Net loss ................................      (38.2)%      (40.9)%      (49.8)%
                                               =====        =====        =====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Revenues. Revenues, which consist primarily of customer usage charges, grew 21.3% to $21.1 million in the year ended December 31, 1998 from $17.4 million in the year ended December 31, 1997 primarily as a result of the continued expansion of the Company's customer base, particularly in international markets. The increased revenues resulted largely from the Company's Internet desktop-to-fax and faxSAV EZ-List broadcast services. Fax volumes in total, representing faxes delivered to domestic and international destinations, grew 58.0% to 62.4 million minutes in 1998 as compared with 39.5 million minutes in 1997, while faxes routed through the internet grew 127.4% to
50.7 million minutes in 1998 from 22.3 million minutes in 1997.

      Cost of service. Cost of service consists of local access charges, leased network backbone circuit costs and long distance and international termination charges. These are primarily variable costs based on actual facsimile volumes. Cost of service increased in 1998 as a result of the increase in facsimile volume for the year but decreased as a percentage of revenues to 52.7% in 1998 from 59.8% in 1997. The decreased percentage is a result of transmitting an increased level of customer faxes over the Company's Internet Fax Network and lower costs for international fax charges.

      Network operations and support. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $3.6 million in the year ended December 31, 1998 from $2.3 million in the year ended December 31, 1997 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base on a 7 days per week / 24-hour basis. As a percentage of revenues, these costs increased to 17.0% from 13.1% in 1997.

      Research and development. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel. Research and development expenses increased to $2.0 million for the year ended December 31, 1998 compared with $1.9 million for the year ended December 31, 1997 due to the continuing development efforts for enhancements to the Company's Internet desktop-to-fax services both in client software and network enhancements, and continuing development of the Company's faxSAV EZ-List broadcast service. As a percentage of revenues, these expenses decreased to 9.4% in 1998 from 11.0% in 1997 as a result of increased revenues in 1998.

      Sales and marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotion material preparation and mailing costs, third-party telemarketing charges and agent and dealer commissions. Sales and marketing expenses increased to $6.6 million and 31.4% of revenues for the year ended December 31, 1998 compared with $5.3 million and 30.2% for the year ended December 31, 1997. The higher costs in 1998 relate to additional expenses to support the growth in international revenues, the expansion of the Company's direct sales staff in the U.S. and increased spending for U.S. marketing programs.

      General and administrative. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses increased to $3.3 million in the year ended December 31, 1998 from $3.1 million in the year ended December 31, 1997. The increases in total expenses result from personnel increases to support the increased customer base and expenses incurred for management information systems improvements. As a percentage of revenues, these expenses decreased to 15.6% in 1998 from 18.0% in 1997 as a result of increased revenues in 1998.

      Depreciation and amortization. Depreciation and amortization decreased to $1.5 million and 7.1% of revenues in the year ended December 31, 1998 in comparison to $1.7 million and 9.8% of revenues in the year ended December 31, 1997, primarily reflecting reduced charges for faxSAV Connectors installed on fax machines at customer premises, resulting from the Company's shift in its business to desktop originated services.

      Other. The Company incurred other expenses in 1998 of $1.0 million or 4.9% of revenues for settlement of the AudioFAX litigation. No such expenses were incurred in 1997.

      Provision for income taxes. The Company had losses for income tax purposes for the years ended December 31, 1998 and 1997. Accordingly, there was no provision or credit for income taxes. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by a valuation allowance for deferred tax assets.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Revenues. Revenues, which consist primarily of customer usage charges, grew 15.8% to $17.4 million in the year ended December 31, 1997 from $15.0 million in the year ended December 31, 1996 primarily as a result of increased revenues from (i) the Company's faxSAV for Internet suite of services first introduced in 1996, (ii) the Company's faxSAV EZ-List broadcast service and
(iii) an international fax-to-fax customer base developed in 1997. Fax volumes in total, representing faxes delivered to domestic and international destinations, grew 40.0% to 39.5 million minutes in 1997 as compared to 28.3 million minutes in 1996, while faxes to international destinations grew 33.0% to
22.0 million minutes in 1997 from 16.5 million minutes in 1996.

      Cost of service. Cost of service consists of local access charges, leased network backbone circuit costs and long distance and international termination charges. These are primarily variable costs based on actual facsimile volumes. Cost of service increased in 1997 as a result of the increase in facsimile volume for the year and also increased as a percentage of revenues to 59.8% in 1997 from 59.2% in 1996. The increased percentage is a result of a higher cost of service for the revenues generated from the Company's lower priced Internet services. These revenues were generated without the complete benefit of the lower cost Internet network deployment that is still in process. As of December 31, 1997 the Company had completed the installation of Internet nodes in eighteen of the planned thirty countries.

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

Liquidity and Capital Resources

      The Company has financed its cash requirements for operations and investments in equipment through public and private sales of equity securities, bank borrowings and capital lease financing. During the year ended December 31, 1997, the Company entered into (1) an agreement for a $0.8 million secured equipment line of credit with Silicon Valley Bank and (2) an agreement for a $0.5 million equipment loan facility from Phoenix Growth Capital Corp. In 1998 both of these agreements were amended to increase available borrowings by $0.5 million and $1 million for Silicon Valley Bank and Phoenix Growth Capital Corp. respectively. All amounts available to the Company under these agreements had been advanced by December 31, 1998. The net proceeds from the Company's initial public offering completed in October 1996 amounted to $10.6 million. Cash flows from the private sales of equity securities amounted to $10.5 million in 1998, $2.1 million in 1997 and $7.9 million in 1996, net of issuance costs. $2.2 million of the 1996 proceeds were used to repurchase shares of the Company's Series D Preferred Stock from a major stockholder pursuant to a pre-existing option.

      As a result of operating losses, cash used in operating activities amounted to $6.6 million in 1998, as compared with $5.5 million in 1997. Cash used for the purchase of equipment amounted to $3.1 million in 1998 and $2.9 million in 1997. The equipment includes network equipment and faxSAV Connectors (in 1997) purchased by the Company for installation at customer locations. The Company has committed to minimum monthly usage levels with its primary telecommunications carriers. The commitments require minimum monthly payments, exclusive of usage discounts, of $0.7 million per month through June 1999 and $0.5 million per month thereafter through January 2001.

      The Company's principal sources of liquidity at December 31, 1998 included cash and cash equivalents of $5.3 million. In February 1999, the Company entered into a $1 million equipment line of credit. Draw downs are to be paid over a term of 42 months with an effective interest rate of 16%. The Company believes that its current cash and cash equivalents and available equipment financing facility will be sufficient to meet its anticipated cash needs for working capital and capital expenditure requirements through at least the end of 1999. However, our cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of our available resources before such time. To the extent that funds expected to be generated from our operations are insufficient to meet current or planned operating requirements or to maintain a Nasdaq listing, we will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and from other sources. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that we would otherwise seek to develop ourselves. In addition, in the event that we obtain any additional funding, such financings may have a dilutive effect on the holders of our securities.

                              YEAR 2000 COMPLIANCE

OVERVIEW

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements or risk system failure or miscalculations causing disruptions of normal business activities.

      STATE OF READINESS. We have conducted a study of the Year 2000 readiness of our information technology systems, including our computing and networking systems, and our non-information technology systems. Our study consisted of:

      o Inventory and Assessment - conducting an inventory and review of faxSAV software, third-party software and hardware, and telecommunications and Internet service providers; contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of the our faxSAV for internet suite of services and the faxSAV Connector; contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of the our faxSAV for internet suite of services and the faxSAV Connector

      o Review - conducting a review of faxSAV's application and product software code to determine Year 2000 compliance; assessment of repair or replacement requirements

      o Correction and Testing - implementing code modifications and complete system re-testing where necessary; modification, upgrade, repair or replacement of all non-compliant systems

We have completed a test our information technology systems to verify the results of our study. We are currently in the process of remedying certain minor discrepancies that were discovered and plan to complete this process during the first half of 1999. We have been informed by many of our vendors of material hardware and software components of our information technology systems that the products that we use are currently Year 2000 compliant. The computing systems that provide application layer services (i.e., FaxSav customer services) within the FaxSav network are based upon some variant of the Unix operating system, which adequately represents dates beyond the year 2000. Many of the computing systems that support the internal operations of our business have the similar capacity to represent dates beyond the year 2000. In addition, for all of our internal accounting applications, we have purchased new accounting system software that the manufacturer specifies as Year 2000 compliant. We will require vendors of our other material hardware and software components of our information technology systems to provide assurances of their Year 2000 compliance, and we plan to complete this process during the first half of 1999. We will also seek assurances of Year 2000 compliance from providers of our material non-information technology systems.

      COSTS. To date, we have not incurred any material expenditures in connection with identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. Our expected cost to purchase and implement the new accounting software mentioned above is approximately $0.2 million.

      RISKS. We are not currently aware of any Year 2000 compliance problems relating to the faxSAV for internet suite of services, the faxSAV Connector or our other information technology or non-information technology systems that would have a material adverse effect on our business, financial condition and results of operations, without taking into account our efforts to avoid or fix such problems. There can be no assurance that our software contains all necessary date code changes or that all problems can be identified by our study and subsequent testing. Compliance with Year 2000 requirements may disrupt our ability to continue developing and marketing facsimile transmission products and services. The failure to adequately address Year 2000 compliance issues in our products and services, and in our information technology and non-information technology systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering services to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

      CONTINGENCY PLAN. As discussed above, we intend to conduct further tests of our Year 2000 compliance to confirm the results of our study, including frequent re-testing of the integrity of the FaxSav network, and have not yet developed any contingency plans. The results of our tests and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

      FORWARD-LOOKING STATEMENTS. The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998 and contains "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which FaxSav expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially form those anticipated. Specific factors that might cause such material difference include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers, and vendors of FaxSav, unanticipated system costs, the adequacy of and ability to implement contingency plans and uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and FaxSav undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers, and vendors of FaxSav, unanticipated system costs, the adequacy of and ability to implement contingency plans and uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and FaxSav undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

                                  RISK FACTORS

      THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT FAXSAV AND OUR INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. FAXSAV'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED IN THIS SECTION AND ELSEWHERE IN THIS REPORT. FAXSAV UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

RISK FACTORS

Risks Related to our Business

We have a history of net losses and expect future losses.

From our inception in 1989 through the year ending December 31, 1998, we have experienced significant net losses. We incurred net losses of $7.5 million, $7.1 million and $8.1 million during the years ended December 31, 1996, 1997 and 1998, respectively. We currently anticipate that we will have additional net losses as we attempt to expand our business and we may not have positive operating or net income in the future. As of December 31, 1998, we had an accumulated deficit of $40.3 million.

Since inception, we have incurred substantial costs to develop and enhance our technology and to create, introduce and enhance our service and product offerings. We intend to continue these efforts and, in addition, to increase our marketing spending. In early 1999, we announced a new marketing campaign which will involve significant expenditures by us, including the hiring of an outside advertising agency. As a result of these expenditures, we expect to continue to experience operating losses. There can be no assurance that these expenditures will result in any increase in revenues.

We may not be able to use our net operating loss carryforwards which could increase the amount of taxes that we are required to pay when we become profitable

We generated net operating loss carryforwards for income tax purposes of approximately $35.0 million through December 31, 1998. These net operating loss carryforwards have been recorded as a deferred tax asset of approximately $13.7 million. Based on our history of operating losses and overall financial condition, management has determined that it is more likely than not that we will be unable to generate sufficient taxable income prior to the expiration of these net operating loss carryforwards in order to receive the benefit of them and has accordingly reduced our deferred tax assets to zero with a full valuation allowance. Additionally, as we have experienced a change in ownership of over 50% of our common stock, the amount of net operating loss carryforwards that we will be able to use to offset any future taxable income will be limited.

We have many competitors and we may not be able to compete effectively against them.

The market for facsimile transmission services is intensely competitive and the industry is characterized by low barriers to entry. We expect that competition will intensify in the future. Our failure to compete successfully could have a material adverse affect on our business, financial condition and results of operations.

We believe that our ability to compete successfully will depend upon a number of factors, including:

      o     market presence;
      o the capacity, reliability and security of our network infrastructure;
      o     the pricing policies of our competitors and suppliers;
      o the timing of introductions of new services and service enhancements by us and our competitors; and
      o     industry and general economic trends.

Our current and future competitors generally fall into the following groups:

      o telecommunications companies, such as AT&T, MCI WorldCom, Sprint, the regional Bell operating companies and telecommunications resellers;
      o Internet service providers, such as Uunet Technologies, Inc., a subsidiary of MCI WorldCom, and NETCOM On-Line Communications, Inc.;
      o on-line services providers, such as Microsoft Corporation and America Online, Inc.; and
      o direct fax delivery competitors, including Premiere Document Distribution (formerly Xpedite Systems, Inc.) and IDT Corporation.

      Many of these competitors have greater market presence, engineering and marketing capabilities, and financial, technological and personnel resources than we do. As a result, they may be able to:

      o develop and expand their communications and network infrastructures more quickly;
      o adapt more swiftly to new or emerging technologies and changes in customer requirements;
      o     take advantage of acquisition and other opportunities more readily;
            and
      o devote greater resources to the marketing and sale of their products and services than we can.

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

On August 7, 1997, the Federal Communications Commission issued new rules which may significantly reduce the cost of international calls originating in the United States. The five-year phase-in period began on January 1, 1998. To the extent that these new regulations are implemented and result in reductions in the cost of international calls originating in the United States, we will face increased competition for our international fax services which may have a material adverse effect on our business, financial condition or results of operations.

We are uncertain about our need for and availability of additional funds.

We believe that our current cash and cash equivalents will be sufficient to meet our presently anticipated cash needs for working capital and our capital expenditure requirements through at least December 31, 1999. However, our cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of our available resources before such time. To the extent that funds expected to be generated from our operations are insufficient to meet current or planned operating requirements or to maintain a Nasdaq listing, we will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and from other sources. See "--We may be delisted from Nasdaq which would affect your ability to sell our stock." Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that we would otherwise seek to develop ourselves. In addition, in the event that we obtain any additional funding, such financings may have a dilutive effect on the holders of our securities.

We may be unable to protect our intellectual property rights.

Our success is dependent upon our proprietary technology. We rely primarily on a combination of contract, copyright and trademark law, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. We were granted patents related to our faxSAV Connector and our "e-mail Stamps" security technology incorporated into our faxMailer service. There can be no assurance that present or future patents will provide sufficient protection to our present or future technologies, services and processes. In addition, there can be no assurance that others will not independently develop substantially equivalent proprietary information or obtain access to our know-how. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

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

We are dependent on the reliability and expansion of our network infrastructure.

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

There can be no assurance that we will be able to expand or adapt our network infrastructure to meet any additional demand on a timely basis, at a commercially reasonable cost, or at all. In addition, there can be no assurance that we will be able to deploy additional contemplated Internet-capable facsimile nodes on a timely basis, at a commercially reasonable cost, or at all. Any failure to expand our network infrastructure on a timely basis, to adapt it to changing customer requirements or evolving industry standards or to expand our Internet-capable facsimile node infrastructure on a timely basis would have a material adverse effect on our business, financial condition and results of operations. Further, there can be no assurance that we will be able to satisfy the regulatory requirements in each of the countries currently targeted for node deployment, which may prevent us from installing Internet-capable facsimile nodes in such countries and may have a material adverse effect on our business, financial condition and results of operations.

Our failure to manage growth could adversely affect us.

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

Because we are dependent on computer systems, a systems failure could cause a significant disruption to our business.

Our business depends upon the efficient and uninterrupted operation of our computer and communications hardware systems and infrastructure. We currently maintain our computer hardware and switching equipment, including our processing equipment, at three sites. While we have taken precautions against systems failure, interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. Any damage or failure that disrupts or delays our operations could have a material adverse effect on our business, financial condition and results of operations.

If our security measures are inadequate, our business will be adversely affected.

      We have taken measures to protect the integrity of our infrastructure and the privacy of confidential information. Nonetheless, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could jeopardize the security of confidential information stored in and transmitted through the computer systems of the individual, businesses and financial institutions utilizing our services. This may result in significant liability to us and may also deter potential customers from using our services. Any security breach that causes interruptions or data loss in our operations or in the computer systems of our customers could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon our current suppliers, and may not be able to obtain some products or services from other suppliers.

We rely on third parties to supply key components of our network infrastructure, including long distance telecommunications services and telecommunications node equipment, many of which are available only from sole or limited sources. MCI WorldCom is our primary provider of long distance telecommunications services. We have from time-to-time experienced partial interruptions of service from our telecommunications carriers which have temporarily prevented customers in limited geographical areas from reaching the FaxSav network. There can be no assurance that we will not experience partial or complete service interruptions in the future. There can be no assurance that MCI WorldCom and our other telecommunications providers will continue to provide long distance services to us at attractive rates, or at all, or that we will be able to obtain such services in the future from these or other long distance providers on the scale and within the time frames we require. Any failure to obtain such services on a timely basis at an affordable cost, or any significant delays or interruptions of service from such carriers, would have a material adverse effect on our business, financial condition and results of operations.

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

The anticipated expansion of our network infrastructure is expected to place a significant demand on our suppliers, some of which may have limited resources and production capacity. In addition, certain of our suppliers, in turn, may rely on sole or limited sources of supply for components included in their products. Should our suppliers fail to adjust to meet such increasing demand, they may be unable to continue to supply components and products in the quantities and quality and at the times required by us, or at all. Our inability to obtain sufficient quantities of sole or limited source components or to develop alternative sources if required could result in delays and increased costs in the expansion of our network infrastructure or in our inability to properly maintain the existing network infrastructure, which would have a material adverse effect on our business, financial condition and results of operations.

We may experience development delays or have software defects which could adversely affect our business.

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

We may not be able to retain the key personnel we need to succeed.

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

We depend on our international strategic alliances to expand our international customer base.

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

We face risks associated with international operations which could materially and adversely affect our business.

In 1998, we derived approximately $5.9 million, or 27.9% of our total revenues from customers outside of the United States. We expect that such revenues will represent an increasing percentage of our total revenues in the future. Risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on our future international revenues and, consequently, on our business, financial condition and results of operations.

Problems relating to the "Year 2000 Issue" could adversely affect our business.

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements or risk system failure or miscalculations causing disruptions of normal business activities.

We have conducted a study of the Year 2000 readiness of our information technology systems, including our computing and networking systems, and our non-information technology systems and believe that they are currently Year 2000 compliant. Additionally, We have been informed by many of our vendors of material hardware and software components of our information technology systems that the products that we use are currently Year 2000 compliant. Despite our efforts, there can be no assurance that our software contains all necessary date code changes or that all Year 2000 problems were identified by our study and subsequent testing. Compliance with Year 2000 requirements may disrupt our ability to continue developing and marketing facsimile transmission products and services. The failure to adequately address Year 2000 compliance issues in our products and services, and in our information technology and non-information technology systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

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

Risks Related to Our Industry

Our future growth depends upon an increase in the use of the Internet as a medium for facsimile transmissions.

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

Our success depends on keeping up with rapid technological changes in our markets.

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

We are subject to extensive government regulation which could negatively impact our business.

We are subject to regulation by various state public service and public utility commissions and by various international regulatory authorities. We are licensed by the FCC as an authorized telecommunications company and are classified as a "non-dominant interexchange carrier." Generally, the FCC has chosen not to exercise its statutory power to closely regulate the charges or practices of non-dominant carriers. Nevertheless, the FCC acts upon complaints against such carriers for failure to comply with statutory obligations or with the FCC's rules, regulations and policies. The FCC also has the power to impose more stringent regulatory requirements on us and to change our regulatory classification. There can be no assurance that the FCC will not change our regulatory classification or otherwise subject us to more burdensome regulatory requirements.

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

Risks Related to our Common Stock

We may be delisted from Nasdaq which would affect your ability to sell our stock.

Our common stock is currently traded on the Nasdaq National Market. In order to continue to trade on Nasdaq, we need to maintain at least $4.0 million in net tangible assets. In the past, we have not been in compliance with this requirement. We believe that we are currently in compliance with Nasdaq's requirements. However, if in the future we are unable to satisfy Nasdaq's requirements, our securities may be delisted from Nasdaq. There can be no assurance that our common stock will not be delisted, which would materially affect your ability to buy or sell shares of our common stock.

Fluctuations in our quarterly results may negatively impact our stock price.

We may experience significant quarter to quarter fluctuations in our results of operations, which may result in volatility in the price of our common stock. Quarterly results of operations may fluctuate as a result of a variety of factors, including:

      o     demand for our services;

      o the introduction of new services and service enhancements by us or our competitors;

      o     market acceptance of new services;

      o the mix of revenues between Internet-based versus telephony-based deliveries;

      o     the timing of significant marketing programs;

      o     the number and timing of the hiring of additional personnel;

      o     competitive conditions in the industry; and

      o     general economic conditions.

Our revenues are difficult to forecast. Shortfalls in revenues may adversely and disproportionately affect our results of operations because a high percentage of our operating expenses are relatively fixed, and planned expenditures, such as the anticipated expansion of our Internet infrastructure, are based primarily on sales forecasts. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price of securities of many companies in the telecommunications and technology industries and which may have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the market price of our common stock. Accordingly, we believe that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that we will be profitable in any future quarter. Due to the foregoing factors, it is likely that in one or more future quarters our operating results will be below the expectations of public market analysts and investors. Such an event would have a material adverse effect on the price of our common stock.

Future sales of our common stock could cause the price of our shares to decline and affect our ability to raise capital.

The market price of our common stock could drop as a result of sales of substantial amounts of common stock in the public market or the perception that such sales could occur. Registration statements are in effect covering the sale of up to 2,000,000 shares of our common stock. In addition, we have also filed a registration statement covering the sale of up to 709,677 shares of our common stock which has not yet been declared effective by the Securities and Exchange Commission. Such a price drop may make it more difficult for us to raise the capital necessary to fund our future operations by selling common stock. As of

March 24, 1998, without taking into account shares of common stock issued upon exercise of stock options, warrants or other rights to acquire common stock after such date, we had outstanding 14,067,105 shares of common stock.

Substantially all of the shares of common stock already outstanding will be freely tradeable in the public market without restriction under the Securities Act, except that any shares held by our "affiliates", as such term is defined in Rule 144(a) under the Securities Act, may generally only be sold in compliance with the applicable provisions of Rule 144 of the Securities Act. In general, under Rule 144 an "affiliate" is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of our common stock, approximately 140,671 shares, or the average weekly trading volume in our common stock on Nasdaq during the four calendar weeks preceding the date on which notice of such sale was filed under Rule 144. Sales under Rule 144 are also subject to certain provisions relating to the manner and notice of sale and the availability of current public information about us. Additional shares of common stock, including shares issuable upon exercise of options, warrants and other rights to acquire common stock, will also become eligible for sale in the public market from time to time in the future. Furthermore, certain holders of common stock have the right to cause us to register their shares under the Securities Act in the future. We are required to bear the expenses of all such required registrations, except underwriting discounts and commissions. We are required to use our best efforts to effect such registrations, subject to certain conditions and limitations.

Our certificate of incorporation and bylaws, and Delaware laws make it more difficult for a third party to acquire us.

Our sixth amended and restated certificate of incorporation authorizes the board of directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of common stock. Our certificate of incorporation also provides for staggered terms for the members of the board of directors. In addition, we will be subject to the provisions of Section 203 of the Delaware General Corporation Law, which will generally prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The foregoing and other provisions of our certificate of incorporation and our by-laws, as amended and the application of Section 203 of the Delaware General Corporation Law could have the effect of deterring certain takeovers or delaying or preventing certain changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We do not intend to pay cash dividends and, as a result, stockholders will need to sell shares to realize a return on their investment.

We have never paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information in response to this item is set forth in the Financial Statements beginning on page [F-3] of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information contained in the Company's Proxy Statement to be mailed to Stockholders on or about April 29, 1999, which information is incorporated herein by reference. Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement to be mailed to Stockholders on or about April 29, 1999, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the information contained in the Company's Proxy Statement to be mailed to Stockholders on or about April 29, 1999, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information contained in the Company's Proxy Statement to be mailed to Stockholders on or about April 29, 1999, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information contained in the Company's Proxy Statement to be mailed to Stockholders on or about April 29, 1999, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements
                                                                        Page No.
                                                                        --------

     Report of Independent Accountants ......................................F-2
     Balance Sheets as of December 31, 1998 and 1997 ........................F-3
     Statements of Operations for the years ended December 31, 1998,
          1997 and 1996 .....................................................F-4
     Statements of Cash Flows for the years ended December 31, 1998,
          1997 and 1996......................................................F-5
     Statements of Stockholders' Equity for the years ended
          December 31, 1998, 1997 and 1996 ..................................F-6
     Notes to Financial Statements ..................................F-7 to F-19

 (2) Financial Statement Schedule

     Report of Independent Accountants on Financial Statement Schedule .....F-20
     Supplemental Schedule to Financial Statements .........................F-21

(b) Reports on Form 8-K

    None

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

10.9   Amendment to Metro Four Lease, dated May 5, 1997.

10.10 Loan and Security Agreement, dated September 26, 1997, between the Company and Silicon Valley Bank.

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

10.20** Loan and Security Agreement, dated March 27, 1998, between the Company and Silicon Valley Bank.

10.21 Form of Common Stock Purchase Agreement, dated July 22, 1998. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-64515).

10.22 Rights Agreement, dated September 17, 1998 between the Registrant and AudioFax IP LLC. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-67355).

10.23 Purchase Agreement, dated December 24, 1998, between the Registrant and the Tail Wind Fund Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-70915).

10.24 Common Stock Warrant between the Registrant and the Tail Wind Fund Ltd., dated December 28, 1998 (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-3, Registration No. 333-70915).

23.**  Consent of PricewaterhouseCoopers LLP, independent accountants

27.**  Financial Data Schedule.

99. Proxy Statement of FaxSav Incorporated relative to the 1999 Annual Meeting of the Stockholders to be held on June 4, 1999, which is incorporated by reference into Part III of this Form 10-K.

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

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 25, 1999:

Signature                      Title(s)
---------                      --------


/s/ Thomas F. Murawski        Chief Executive Officer (Principal Executive
---------------------------   Officer), President and Chairman of the Board
                              of Directors


/s/ Peter S. Macaluso         Chief Financial Officer (Principal Financial
---------------------------   and Accounting Officer), Vice President,
                              Treasurer and Secretary


/s/ Jeffrey M. Drazan         Director
---------------------------


/s/ Peter A. Howley           Director
---------------------------


/s/ Robert Labant             Director
---------------------------


/s/ Richard Miller            Director
---------------------------

FaxSav Incorporated
(Formerly Digitran Corporation)

Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Accountants ...........................................F-2

Balance Sheets as of December 31, 1998 and 1997 .............................F-3

Statements of Operations for the years ended December 31, 1998,
    1997 and 1996 ...........................................................F-4

Statements of Cash Flows for the years ended December 31, 1998,
    1997 and 1996............................................................F-5

Statements of Stockholders' Equity for the years ended
   December 31, 1998, 1997 and 1996 .........................................F-6

Notes to Financial Statements .......................................F-7 to F-19

Report of Independent Accountants on Financial Statement Schedule ..........F-20

Supplemental Schedule to Financial Statements ..............................F-21

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of FaxSav Incorporated:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of FaxSav Incorporated (formerly Digitran Corporation) (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PRICEWATERHOUSECOOPERS LLP
Florham Park, New Jersey

February 3, 1999

FaxSav Incorporated

Balance Sheets
as of December 31, 1998 and 1997

                                                                               December 31,
                                                                       ------------    ------------
                                                                           1998            1997
                                                                       ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                                           $  5,260,450    $  3,680,185
   Accounts receivable, less allowances of $220,076 and
       $330,724 as of December 31, 1998 and 1997, respectively            3,198,688       2,280,119
   Prepaid expenses and other current assets                                162,218          35,844
                                                                       ------------    ------------
                Total current assets                                      8,621,356       5,996,148

Property and equipment, net                                               5,487,221       4,175,264
Other assets, net                                                           379,148         324,173
                                                                       ------------    ------------
                Total assets                                           $ 14,487,725    $ 10,495,585
                                                                       ============    ============
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                    $  1,153,688    $    658,703
   Accrued expenses and other liabilities                                 2,654,658       3,219,846
   Current portion of notes payable                                         992,960         469,217
   Obligation under capital lease                                            95,804         315,370
                                                                       ------------    ------------
                Total current liabilities                                 4,897,110       4,663,136

Notes payable                                                             1,540,481       1,083,190
Obligation under capital lease                                                               85,551
                                                                       ------------    ------------
                Total liabilities                                         6,437,591       5,831,877
                                                                       ------------    ------------
Commitments and contingencies (Notes 7 and 12)

Stockholders' equity:
   Common stock, $0.01 par value; 40,000,000 shares authorized;
       13,904,203 and 10,806,466 shares issued and outstanding as of
       December 31, 1998 and 1997, respectively                             139,042         108,065
   Additional paid-in capital                                            48,171,015      36,730,388
   Accumulated deficit                                                  (40,259,923)    (32,174,745)
                                                                       ------------    ------------
                Total stockholders' equity                                8,050,134       4,663,708
                                                                       ------------    ------------
                    Total liabilities and stockholders' equity         $ 14,487,725    $ 10,495,585
                                                                       ============    ============

The accompanying notes are an integral part of the financial statements.

FaxSav Incorporated

Statements of Operations
for the years ended December 31, 1998, 1997 and 1996

                                                1998            1997            1996
                                            ------------    ------------    ------------
Revenue                                     $ 21,116,726    $ 17,418,333    $ 15,035,711
Cost of service                               11,128,752      10,413,797       8,898,308
                                            ------------    ------------    ------------
                Gross margin                   9,987,974       7,004,536       6,137,403
                                            ------------    ------------    ------------
Operating expenses:
    Network operations and support             3,608,129       2,286,594       1,984,607
    Research and development                   1,995,039       1,909,137       1,771,822
    Sales and marketing                        6,639,575       5,268,099       6,065,045
    General and administrative                 3,285,126       3,132,438       2,495,624
    Depreciation and amortization              1,492,493       1,702,054       1,436,673
    Patent litigation settlement               1,025,000
                                            ------------    ------------    ------------
                Total operating expenses      18,045,362      14,298,322      13,753,771
                                            ------------    ------------    ------------
                Operating loss                (8,057,388)     (7,293,786)     (7,616,368)
                                            ------------    ------------    ------------
Other income (expense):
    Interest income                              123,838         240,987         188,680
    Interest expense                            (257,264)       (162,218)       (142,269)
    Other                                        105,636          96,115          93,568
                                            ------------    ------------    ------------
                                                 (27,790)        174,884         139,979
                                            ------------    ------------    ------------
                Net loss                    $ (8,085,178)   $ (7,118,902)   $ (7,476,389)
                                            ============    ============    ============
Historical basic and diluted net loss per
    common share                            $      (0.68)   $      (0.72)   $      (2.74)
                                            ============    ============    ============
Shares used in computing historical
    net loss per common share                 11,842,956       9,880,681       2,724,651
                                            ============    ============    ============
Unaudited pro forma data (Note 2):
    Pro forma basic and diluted
        net loss per common share           $      (0.68)          (0.72)   $      (0.86)
                                            ============    ============    ============
    Shares used in computing pro
        forma net loss per common
        share                                 11,842,956       9,880,681       8,712,054
                                            ============    ============    ============

The accompanying notes are an integral part of the financial statements.

FaxSav Incorporated

Statements of Cash Flows
for the years ended December 31, 1998, 1997 and 1996

                                                                  1998           1997             1996
                                                             ------------    ------------    ------------
Cash flows from operating activities:
    Net loss                                                 $ (8,085,178)   $ (7,118,902)     (7,476,389)
    Adjustments to reconcile net loss to net cash used in
        Operating activities:
            Depreciation and amortization expense               1,492,493       1,702,054       1,436,673
            Patent litigation settlement                        1,000,000
            Provision for doubtful accounts                       269,470         230,520         219,400
            Gain on sale of property and equipment                (26,860)        (18,791)
            Changes in assets and liabilities:
                Accounts receivable                            (1,188,039)       (495,484)        123,497
                Prepaid expenses and other current assets        (126,374)        215,573        (184,111)
                Other assets                                      186,975        (182,462)        (80,199)
                Accounts payable                                  494,985         395,257         (40,961)
                Accrued expenses and other liabilities           (565,188)       (193,941)      1,086,523
                                                             ------------    ------------    ------------
                Net cash used in operating activities          (6,547,716)     (5,466,176)     (4,915,567)

Cash flows used in investing activities:
    Proceeds/(purchase) of marketable securities                                1,002,513      (1,002,513)
    Purchase of property and equipment                         (2,761,566)     (2,856,952)     (2,328,829)
    Purchase of intangibles                                      (314,223)
    Proceeds from sales of property and equipment                  56,250         112,770
                                                             ------------    ------------    ------------
                Net cash used in investing activities          (3,019,539)     (1,741,669)     (3,331,342)
                                                             ------------    ------------    ------------
Cash flows from financing activities:
    Principal payments made under capital lease obligation       (305,117)       (280,517)       (219,201)
    Borrowings under line of credit                             1,522,845       1,299,797         956,334
    Repayments of notes payable                                  (541,812)       (178,372)     (1,525,352)
    Proceeds from issuance of preferred stock, net                                              7,933,434
    Proceeds from issuance of common stock
        and exercise of stock options and warrants, net        10,471,604       2,124,017      10,636,307
    Treasury stock acquired - preferred                                                        (2,163,878)
                                                             ------------    ------------    ------------
                Net cash provided by financing activities      11,147,520       2,964,925      15,617,644
                                                             ------------    ------------    ------------
Net increase (decrease) in cash                                 1,580,265      (4,242,920)      7,370,735

Cash and cash equivalents at beginning of  period               3,680,185       7,923,105         552,370
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of period                   $  5,260,450    $  3,680,185    $  7,923,105
                                                             ============    ============    ============
Supplemental disclosure:
    Cash paid for interest                                   $    117,556    $     45,918    $     68,421
                                                             ============    ============    ============
Noncash investing and financing activities:
    Equipment acquired under capital lease                   $          0    $          0    $    421,805
                                                             ============    ============    ============
    Issuance of common stock pursuant to
        patent litigation settlement                         $  1,000,000    $          0    $          0
                                                             ============    ============    ============
    Issuance of common stock under option
        pursuant to severance agreement                      $          0    $          0    $     42,091
                                                             ============    ============    ============

The accompanying notes are an integral part of the financial statements.

FaxSav Incorporated

Statements of Stockholders' Equity
for the years ended December 31, 1998, 1997 and 1996

                                                            Convertible Preferred Stock         Common Stock            Additional
                                                           ----------------------------  ---------------------------      Paid-in
                                                              Shares          Amount        Shares        Amount        Capital
                                                           ------------    ------------  ------------  ------------   ------------
Balance at January 1, 1996                                   58,769,921    $     58,770       327,353  $      3,274   $ 18,204,438

Issuance of Series F preferred stock                         19,999,988          20,000                                  7,979,998
Treasury stock acquired - Series D preferred stock           (8,655,510)                                                (2,155,222)
Conversion of preferred stock into common stock             (70,127,830)        (78,783)    7,791,981        77,920         (7,793)
Issuance of common stock in connection with
    Initial public offering                                                                 1,600,000        16,000     11,888,000
Expense in connection with stock issuances                                                                              (1,343,035)
Exercise of warrants                                             13,431              13           131                        8,765
Exercise of stock options                                                                      51,156           512         41,579
Net loss
                                                           ------------    ------------  ------------  ------------   ------------
Balance at December 31, 1996                                          0               0     9,770,621        97,706     34,616,730
                                                           ------------    ------------  ------------  ------------   ------------
Issuance of common stock in connection with private
    Placement                                                                               1,000,000        10,000      2,165,000
Exercise of stock options                                                                      35,746           358         27,277
Exercise of warrants                                                                               99             1            539
Expenses in connection with stock issuance                                                                                 (79,158)
Net loss
                                                           ------------    ------------  ------------  ------------   ------------
Balance at December 31, 1997                                          0               0    10,806,466       108,065     36,730,388
                                                           ------------    ------------  ------------  ------------   ------------
Issuance of common stock in connection with private
    Placements                                                                              2,645,161        26,452     10,153,251
Exercise of stock options                                                                     143,560         1,435        279,774
Receivable from sale of stock                                                                                             (203,598)
Stock issuance                                                                                 34,016           340        101,708
Stock issuance in connection with settlement of litigation                                    275,000         2,750        997,250
Expenses in connection with stock issuance                                                                                (208,055)
Net loss
                                                           ------------    ------------  ------------  ------------   ------------
Balance at December 31, 1998                                          0    $          0    13,904,203  $    139,042   $ 47,850,718
                                                           ------------    ------------  ------------  ------------   ------------



                                                                              Accumulated      Treasury
                                                               Warrants         Deficit          Stock           Total
                                                              ------------    ------------    ------------    ------------
Balance at January 1, 1996                                                    $(17,579,454)                   $    687,028

Issuance of Series F preferred stock                                                                             7,999,998
Treasury stock acquired - Series D preferred stock                                            $     (8,656)     (2,163,878)
Conversion of preferred stock into common stock                                                      8,656
Issuance of common stock in connection with
    Initial public offering                                                                                     11,904,000
Expense in connection with stock issuances                                                                      (1,343,035)
Exercise of warrants                                                                                                 8,778
Exercise of stock options                                                                                           42,091
Net loss                                                                        (7,476,389)                     (7,476,389)
                                                                              ------------    ------------    ------------
Balance at December 31, 1996                                                   (25,055,843)              0       9,658,593
                                                                              ------------    ------------    ------------
Issuance of common stock in connection with private
    Placement                                                                                                    2,175,000
Exercise of stock options                                                                                           27,635
Exercise of warrants                                                                                                   540
Expenses in connection with stock issuance                                                                         (79,158)
Net loss                                                                        (7,118,902)                     (7,118,902)
                                                                              ------------    ------------    ------------
Balance at December 31, 1997                                                   (32,174,745)              0       4,663,708
                                                                              ------------    ------------    ------------
Issuance of common stock in connection with private
    Placements                                                $    320,297                                      10,500,000
Exercise of stock options                                                                                          281,209
Receivable from sale of stock                                                                                     (203,598)
Stock issuance                                                                                                     102,048
Stock issuance in connection with settlement of litigation                                                       1,000,000
Expenses in connection with stock issuance                                                                        (208,055)
Net loss                                                                        (8,085,178)                     (8,085,178)
                                                              ------------    ------------    ------------    ------------
Balance at December 31, 1998                                  $    320,297    $(40,259,923)   $          0    $  8,050,134
                                                              ------------    ------------    ------------    ------------

The Company has 1,000,000 authorized shares of preferred stock at $0.01 par value. No preferred stock is currently issued or outstanding

The accompanying notes are an integral part of the financial statements.

FaxSav Incorporated
Notes to Financial Statements:

1. Organization and Nature of Operations:

FaxSav Incorporated, formerly known as Digitran Corporation (the "Company"), was formed in November 1989 to engage in the sale of network services customized for the transmission of data, facsimile and graphical information. In February 1996, the Company changed its name to FaxSav Incorporated.

The Company designs, develops, and markets a variety of business-to-business facsimile transmission services, including desktop to fax, enhanced fax and broadcast fax services. Through the use of its integrated Internet-based and telephony-based network and its proprietary software, the Company enables its customers to send documents and images to fax machines worldwide. The Company initially offered services (the "legacy fax services") through its telephony-based network with termination by long distance carriers. In early 1996, the Company began to deploy a global Internet-based network of nodes that enable it to bypass the long distance carriers' networks when sending faxes to or from international areas serviced by these nodes. Prior to 1997, most of the Company's revenues have been derived from delivering facsimile transmissions to locations outside the United States from customers located throughout the United States. In 1997, the Company expanded its customer base in international markets through the development of a wholesale business in desktop to fax services and a fax-to-fax business in certain markets in the Asia Pacific region. In 1997, revenues from international customers amounted to $2.3 million or 13.2% of total revenues and in 1998, revenues from international customers amounted to $5.9 million or 27.9% of total revenues.

In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". Although the services provided to its customers are the same in the U.S. and international markets, management views the two as separate businesses and measures the results for both to the gross margin level. The ubiquitous nature of the Company's network and its centralized operations in the U.S. prohibit the allocation of expenses beyond that level. Accordingly, 1998 and 1997 segment Gross Margin and Assets for the Company were as follows:

Gross Margin                         1998                                     1997
                    ---------------------------------------   ---------------------------------------
                       U.S.      International     Total         U.S.      International     Total
                    -----------   -----------   -----------   -----------   -----------   -----------
  Internet Fax
    Revenues        $ 9,069,808   $ 5,884,596   $14,954,404   $ 6,116,576   $ 2,306,249   $ 8,422,825
    Cost of Service   4,379,264     3,292,542     7,671,806     3,459,849     1,335,140     4,794,989
                    -----------   -----------   -----------   -----------   -----------   -----------
  Gross Margin        4,690,544     2,592,054     7,282,598     2,656,727       971,109     3,627,836

  Telephony Fax
    Revenues          6,162,322                   6,162,322     8,995,508                   8,995,508
    Cost of Service   3,456,946                   3,456,946     5,618,808                   5,618,808
                    -----------                 -----------   -----------                 -----------
  Gross Margin        2,705,376                   2,705,376     3,376,700                   3,376,700

  Total
    Revenues         15,232,130     5,884,596    21,116,726    15,112,084     2,306,249    17,418,333
    Cost of Service   7,836,210     3,292,542    11,128,752     9,078,657     1,335,140    10,413,797
                    -----------   -----------   -----------   -----------   -----------   -----------
  Gross Margin      $ 7,395,920   $ 2,592,054   $ 9,987,974   $ 6,033,427   $   971,109   $ 7,004,536
                    ===========   ===========   ===========   ===========   ===========   ===========

FaxSav Incorporated
Notes to Financial Statements (Continued):

1. Organization and Nature of Operations (Continued):

Assets                                      1998                                       1997
                            ---------------------------------------   ---------------------------------------
                                U.S.     International     Total           U.S.    International     Total
                            -----------  -------------  -----------   -----------  -------------  -----------
Cash and Cash Equivalents   $ 5,260,450                 $ 5,260,450   $ 3,680,185                 $ 3,680,185
Accounts Receivable, net      2,037,549   $ 1,161,139     3,198,688     1,756,353   $   523,766     2,280,119
Property & Equipment, net     4,623,455       863,766     5,487,221     3,175,848       999,416     4,175,264
                            -----------   -----------   -----------   -----------   -----------   -----------
Sub-total                   $11,921,454   $ 2,024,905    13,946,359   $ 8,612,386   $ 1,523,182    10,135,568
                            ===========   ===========   ===========   ===========   ===========   ===========
Other unallocated amounts                                   541,366                                   360,017
                                                        -----------                               -----------
Total Assets                                            $14,487,725                               $10,495,585
                                                        ===========                               ===========

The Company is subject to risks common to rapidly growing technology-based companies, including limited operating history, dependence on key personnel, raising capital, rapid technological change, dependence on network infrastructure, competition from substitute products and larger companies, and the successful development and marketing of commercial products and services.

The Company currently believes its cash and cash equivalents will be sufficient to meet its presently anticipated cash needs through at least the end of 1999. Even if the Company's cash requirements vary materially from those now planned as a result of unforeseen changes, management believes that its current sources of liquidity are sufficient for it to continue operations through the end of 1999. In this regard, the Company is prepared to limit its network expansion and reduce or eliminate research and development activities, and sales and marketing expenditures, if necessary.

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

FaxSav Incorporated
Notes to Financial Statements (Continued):

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

            Stock options outstanding of approximately 2,065,000, 1,523,000 and 1,256,000 for the years ended December 31, 1998, 1997, and 1996, respectively, have been excluded from the calculation of diluted earnings per share, since their effect would be antidilutive.

            In addition, approximately 169,000 warrants outstanding for the year ended December 31, 1998, and 100,000 warrants for the two years ended December 31, 1997 have been excluded from diluted earnings per share, since their effect would be antidilutive.

FaxSav Incorporated
Notes to Financial Statements (Continued):

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

      H.    Income Taxes:

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

      I.    Concentration of Credit Risk:

            Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk" requires disclosure of any significant off-balance-sheet and

FaxSav Incorporated
Notes to Financial Statements (Continued):

2. Summary of Significant Accounting Policies (Continued):

      I.    Concentration of Credit Risk (Continued):

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

      J.    Financial Instruments:

            The estimated fair value of the Company's financial instruments, which include cash, cash equivalents, accounts receivable, and amounts outstanding under line of credit, approximates their carrying value.

            The fair value of cash and cash equivalents and accounts receivable approximates their carrying value because their maturity is generally less than one year in duration. The fair value of amounts outstanding under the line of credit was determined using valuation techniques that considered cash flow discounted at current rates.

      K.    Legal Defense:

            The Company accrues the estimated future cost of defending itself against lawsuits or other claims when management has determined, in consultation with its legal counsel, that these matters are probable of assertion against the Company.

      L.    Reclassification:

            Certain items in 1997 have been reclassified to conform to the 1998 presentation.

3. Property and Equipment:

      Property and equipment is comprised of the following:

                                                        December 31,
                                               -------------------------
                                                      1998          1997
                                               -----------   -----------

      Equipment                                $10,232,895   $ 7,844,450
      Computer software                            625,413       364,385
      Furniture and fixtures                       132,609       113,386
      Leasehold improvements                       168,265       160,008
                                               -----------   -----------
                                                11,159,182     8,482,229
          Less, accumulated depreciation and
              amortization                       5,671,961     4,306,965
                                               -----------   -----------
                                               $ 5,487,221   $ 4,175,264
                                               ===========   ===========

FaxSav Incorporated
Notes to Financial Statements (Continued):

3. Property and Equipment (Continued):

      Included in the equipment balance is certain equipment under capital leases of approximately $966,058 at December 31, 1998 and 1997. Accumulated amortization of equipment under capital leases approximated $588,079 and $394,867 as of December 31, 1998 and 1997, respectively. Depreciation and amortization expense for owned property and equipment for the years ended December 31, 1998, 1997, and 1996, amounted to $1,420,208, $1,674,554 and $1,388,753, respectively.

4. Accrued Expenses and Other Liabilities:

      Accrued expenses and other liabilities is comprised of the following:

                                                             December 31,
                                                      -----------------------
                                                         1998         1997
                                                      ----------   ----------
      Accrued carrier charges                         $1,834,894   $1,926,925
      Accrued salaries, bonuses and commissions          224,933      195,688
      Excise and state taxes payable                     132,219      269,245
      Accrual for legal defense                                       251,917
      Insurance premiums payable                                       79,449
      Other                                              462,612      496,622
                                                      ----------   ----------
                                                      $2,654,658   $3,219,846
                                                      ==========   ==========

5.  Notes Payable:

         Long-term debt includes the following:

                                                             December 31,
                                                      -----------------------
                                                         1998         1997
                                                      ----------   ----------
      1996 notes payable to bank - $750,000           $  126,760   $  278,871
      1997 notes payable to bank - $800,000              559,935      799,908
      1997 notes payable - $500,000                      418,009      473,628
      1998 notes payable to bank - $500,000              449,942
      1998 notes payable - $1,000,000                    978,795
                                                      ----------   ----------
      Total notes payable                              2,533,441    1,552,407
      Less current portion                               992,960      469,217
                                                      ----------   ----------
      Non-current portion                             $1,540,481   $1,083,190
                                                      ==========   ==========

As of December 31, 1998, the Company had $126,760 outstanding under a line of credit established in 1996, which will be repaid in equal installments over the first ten months of 1999.

During 1997, the Company entered into two new loan agreements. The first agreement was an equipment line of credit with the Bank, in the form of a promissory note, in the amount of $800,000. In 1998 this agreement was amended to increase available borrowings by an additional $500,000. The new line is also evidenced by the Company's promissory notes which are payable over 30 months. Interest on advances, if any, are at the Bank's prime rate plus an applicable margin, as defined in the credit agreement, which resulted in a borrowing rate of 9.5% for 1997 and 8.9% in 1998. Among the covenants stated in the agreement, specific liquidity ratios, debt service ratios, and net worth ratios are required to be maintained and

FaxSav Incorporated
Notes to Financial Statements (Continued):

5. Notes Payable (Continued):

      disclosed to the Bank on a monthly basis. As of December 31, 1998, the Company had fully utilized these lines of credit.

      The second agreement in 1997 was for an equipment loan line of $500,000 with another lender and is in the form of two secured promissory notes, both of which the Company is required to pay over a term of forty-eight months with an effective interest rate of 16%. In 1998 this agreement was amended to increase available borrowings by an additional $1,000,000. The new line is also evidenced by the Company's promissory notes which are payable over 42 months at an effective interest rate of 16%. The new line was fully utilized by December 31, 1998. The equipment purchased with the proceeds of these loans serve as collateral.

6. Related Party Transactions:

      During 1998 the Company loaned two officers a total of $203,598. These recourse loans bear interest at a rate of 5% and are collateralized by approximately 61,000 shares of the Company's common stock. The loans are due and payable in November 2003.

7. Commitments:

      Telecommunications Lines

      The Company has committed to minimum monthly usage levels with its primary telecommunications carriers. The commitments require minimum monthly payments, exclusive of usage discounts, of $700,000 per month through June 1999 and $500,000 per month thereafter through January 2001. The Company also leases space under co-locate agreements for certain of its telecommunications equipment.

      Leases

      Total rent expense for office facilities for the years ended December 31, 1998, 1997 and 1996 amounted to $470,959, $302,643 and $181,594, respectively.

      The Company leases certain computer equipment pursuant to operating leases which expire through 2000. Rent expense related to these leases for the years ended December 31, 1998, 1997 and 1996 amounted to $69,313, $120,085 and $168,666, respectively.

      The Company acquired equipment for $421,805 under capital lease obligations during the year ended December 31, 1996. Interest paid for capital lease obligations during the years ended December 31, 1998, 1997 and 1996 was $27,064, $59,658 and $69,682, respectively.

FaxSav Incorporated
Notes to Financial Statements (Continued):

7. Commitments (Continued):

      The Company was obligated under these agreements to make the following payments for office facilities and equipment:

                                                 December 31, 1998           December 31, 1997
                                              ----------------------       -----------------------
                                               Operating     Capital       Operating      Capital
                                                 Lease        Lease          Lease         Lease
                                              -----------   ----------   -----------   ------------
      1998                                                                  316,641    $   331,716
      1999                                    $  368,428    $ 103,126       311,808        103,126
      2000                                       274,404                    295,400
      2001                                       274,404                    275,173
      2002 and thereafter                        102,595                    102,595
                                              -----------   ----------   -----------   ------------
      Total minimum lease payments            $1,019,831      103,126    $1,301,617        434,842

      Less, amount representing interest                        7,322                       33,921

      Less, current principal maturities of
          obligation under capital lease                       95,804                      315,370
                                                            ----------                 ------------
      Long-term lease obligation                            $       0                  $    85,551
                                                            ==========                 ============

8. Capital Stock and Warrants:

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

FaxSav Incorporated
Notes to Financial Statements (Continued):

8. Capital Stock and Warrants (Continued):

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

      On December 30, 1998, the Company granted warrants to purchase 64,516 shares of common stock to an investor in connection with a private placement of 645,161 new unregistered shares of common stock. The exercise price is $5.425 per share and the warrants will expire three years from the date of grant.

9. Stock Options:

      The Company has a stock option plan which authorized up to 1,794,175 shares of common stock to be issued. During 1998, the shareholders approved an amendment to the plan increasing the authorized number of shares by 650,000 to 2,444,175. Under the stock option plan, the Company may grant incentive stock options or nonqualified stock options. The option exercise price of stock options may not be less than 85% of the fair value of a share of common stock on the date of the option grant, and the options expire in ten years. The shares issuable upon the exercise of nonqualified options generally vest over one or two years from the date of grant. The shares issuable upon the exercise of incentive stock options generally vest 20% upon completion by the optionee of one year of service and the remaining 80% over 48 equal months of service thereafter based on continued service. Stock option transactions under the plan are as follows:

FaxSav Incorporated
Notes to Financial Statements (Continued):

9. Stock Options (Continued):

                                                                                   Weighted
                                                                                   Average
                                               Incentive                           Exercise
                              Nonqualified       Stock           Available         Price Per
                                Options         Options          for Grant           Share
                              ---------        ---------        ----------        ----------
January 1, 1996                 364,777          702,108           181,795        $    0.533
   Available for Grant                                             533,066
   Granted                      133,334          111,778          (245,112)       $     3.44
   Exercised                                     (51,156)                         $    0.823
   Canceled                      (4,927)                             4,927        $     2.63
                              ---------        ---------        ----------

December 31, 1996               493,184          762,730           474,676        $     1.09
   Granted                      173,329          392,280          (565,609)       $     3.38
   Exercised                                     (35,746)                         $     0.80
   Canceled                      (8,333)        (254,602)          262,935        $     1.63
                              ---------        ---------        ----------

December 31, 1997               658,180          864,662           172,002        $     1.28

   Available for Grant                                             650,000
   Granted                      517,580          318,474          (836,054)       $     3.41
   Exercised                    (55,555)         (88,005)                         $     4.63
   Canceled                    (113,859)         (36,561)          150,420        $     4.40
                              ---------        ---------        ----------

December 31, 1998             1,006,346        1,058,570           136,368        $     1.80
                              =========        =========        ==========

      At December 31, 1998, 1997 and 1996, options for 905,483, 785,584 and
      626,277 shares were vested and exercisable.

      In October 1995, The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The standard establishes a fair value method for accounting for or disclosing stock-based compensation plans. The Company discloses the pro forma net loss and loss per share amounts assuming the fair value method.

      Accordingly, if the Company had elected to recognize compensation costs in accordance with SFAS No. 123 the reported net loss and loss per share for 1998, 1997 and 1996, respectively, would have been as follows:

FaxSav Incorporated
Notes to Financial Statements (Continued):

9. Stock Options (Continued):

                                          1998             1997             1996
                                     -------------    -------------    -------------

   Net loss as reported              $  (8,085,178)   $  (7,118,902)   $  (7,476,389)
   Net loss - pro forma                 (8,482,567)      (7,260,113)      (7,583,417)
   Loss per share - as reported              (0.68)           (0.72)           (2.74)
   Loss per share - pro forma                (0.72)           (0.73)           (2.78)

      The Company estimated the fair value, as of the date of grant, of options outstanding in the plan using the Black-Scholes option pricing model with the following assumptions:

                                          1998           1997           1996
                                     -------------  -------------  -------------

    Expected life                       5 years        5 years       10 years
    Risk free interest rate               5.3%           6.3%          4.9%
    Expected future dividend yield         0%             0%            0%
    Expected volatility                  127.2%          85.2%         34.4%

      In accordance with SFAS 123, the Company has utilized peer information when using the Black-Scholes option pricing model. As the Company develops historical information, the Company will modify these assumptions accordingly.

                                        Options Outstanding                 Options Exercisable
                                --------------------------------------   -------------------------
                                               Weighted
                                                Average      Weighted      Number       Weighted
                                  Number       Remaining     Average     Exercisable    Average
                                Outstanding   Contractual    Exercise       as of       Exercise
Range of Exercise Prices          12/31/98        Life         Price       12/31/98       Price
------------------------        -----------   -----------    --------    -----------    ---------
$0.23 - $0.23                     502,713          6.24    $    0.23      375,265       $   0.23
$0.72 - $1.50                     639,383          5.98         1.12      463,003           0.99
$2.13 - $2.94                     528,722          9.38         2.81       22,733           2.49
$3.00 - $5.38                     386,898          9.17         3.47       41,116           3.66
$6.38 - $6.38                       7,200          8.08         6.38        3,366           6.38
$0.23 - $6.38                   2,064,916          7.52    $    1.80      905,483       $   0.86

10. Patent Litigation Settlement:

      Effective September 22, 1998 the Company settled all outstanding litigation with AudioFAX IP,L.L.P. ("AudioFAX") to avoid the expense and disruption of protracted litigation. In 1997 the Company had filed a lawsuit against AudioFAX seeking declaratory relief that FaxSav services did not infringe on any valid claims in certain AudioFAX's patents relating to store-and-forward technology or that certain claims of the AudioFAX patents are not valid. Immediately after the filing of FaxSav's complaint, AudioFAX filed a lawsuit against FaxSav alleging patent infringement.

      The terms of the settlement agreement required the Company to issue 275,000 shares of common stock to AudioFAX and to register such shares for resale in exchange for a fully paid-up license to the patents in the dispute. Although under certain circumstances the Company

FaxSav Incorporated
Notes to Financial Statements (Continued):

10. Patent Litigation Settlement (Continued):

      would have been required to issue additional shares or pay a certain amount of cash to AudioFAX, these requirements are no longer applicable.

      The Company has recorded a charge of $1,025,000 in 1998 representing all costs associated with the settlement. No costs have been capitalized, as the Company could not determine the future economic benefit, if any, to the Company of the patent licenses acquired.

11. Income Taxes:

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

      At December 31, 1998, the Company had net operating loss carryforwards available for income tax purposes of approximately $35,000,000 which start to expire in 2005. Net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interests of significant stockholders over a three-year period in excess of 50%. The Company has experienced changes in ownership in excess of 50% but does not believe that these changes in ownership will significantly impact the Company's ability to utilize its net operating loss carryforwards assuming the Company can generate sufficient taxable income. The components of the Company's deferred tax asset are as follows:

                                                            December 31,
                                                  -----------------------------
                                                       1998             1997
                                                  ------------     ------------

Operating loss carryforwards                      $ 12,765,029     $ 10,225,730
Temporary differences                                  914,450          691,560
                                                  ------------     ------------
                                                    13,679,479       10,917,290

Less - valuation allowance                         (13,679,479)     (10,917,290)
                                                  ------------     ------------
                                                  $          0     $          0
                                                  ============     ============

      In evaluating the realization of these deferred tax assets, management has considered the market in which the Company operates, the operating losses incurred to date and the operating losses anticipated for the future, and believes that given the significance of this evidence, a full valuation allowance against its deferred tax assets is required as of December 31, 1998, 1997, and 1996.

FaxSav Incorporated
Notes to Financial Statements (Continued):

12. Contingencies:

      The Company is involved in various disputes, claims or legal proceedings related to its normal course of business. In the opinion of management, all such matters are without merit or involve amounts, if disposed of unfavorably, which would not have a material adverse effect on the financial position or results of operations of the Company.

13. Subsequent Event (Unaudited):

      In February 1999, the company entered into a new $1,000,000 equipment line of credit with a lender. Draw-downs are to be paid over a term of 42 months with an effective interest rate of 16%.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL
STATEMENT SCHEDULE

To the Board of Directors of FaxSav, Incorporated

Our audits of the financial statements referred to in our report dated February 3, 1999 appearing on page F-2 of the 1998 Annual Report to Shareholders of FaxSav, Incorporated (formerly Digitran Corporation) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

                                                      PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
February 3, 1999

FaxSav Incorporated
Supplemental Schedule

Valuation and Qualifying Accounts

                                                                  Additions
                                                         --------------------------
                                          Balance at     Charges to     Charges to                          Balance at
                                           Beginning      Cost And         Other                              End of
                                           of Period      Expenses       Accounts         Deductions          Period
                                          -----------    -----------    -----------       -----------       -----------
Year ended December 31, 1996
Provisions for bad debts                  $   174,737    $   219,400    $    37,268(a)    $   202,029(b)    $   229,376
Accrual for legal defense                     400,000                                          18,927           381,073
Deferred tax asset valuation allowance      5,662,093                     2,661,207                           8,323,300
                                          -----------    -----------    -----------       -----------       -----------
                                          $ 6,236,830    $   219,400    $ 2,698,475       $   220,956       $ 8,933,749
                                          ===========    ===========    ===========       ===========       ===========
Year ended December 31, 1997
Provisions for bad debts                  $   229,376    $   230,520    $    29,819(a)    $   158,991(b)    $   330,724
Accrual for legal defense                     381,073                                         129,156           251,917
Deferred tax asset valuation allowance      8,323,300                     2,593,990                          10,917,290
                                          -----------    -----------    -----------       -----------       -----------
                                          $ 8,933,749    $   230,520    $ 2,623,809       $   288,147       $11,499,931
                                          ===========    ===========    ===========       ===========       ===========
Year ended December 31, 1998
Provisions for bad debts                  $   330,724    $   269,470    $    21,422(a)    $   401,540(b)    $   220,076
Accrual for legal defense                     251,917                                         251,917
Deferred tax asset valuation allowance     10,917,290                     2,762,189                          13,679,479
                                          -----------    -----------    -----------       -----------       -----------
                                          $11,499,931    $   269,470    $ 2,783,611       $   653,457       $13,899,555
                                          ===========    ===========    ===========       ===========       ===========

(a) Recoveries of accounts receivable
(b) Write-offs