Form 10-Q
period 1999-03-31
FAXSAV INC
filed 1999-05-13
CIK 1010677

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-09613

                               FAXSAV INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                      DELAWARE                        11-3025769
           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification Number)

                               399 THORNALL STREET
                            EDISON, NEW JERSEY 08837
              (Address of Principal Executive Officer and Zip Code)

                                 (732) 906-2000
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of April 12, 1999, there were 14,062,892 shares of the registrant's common stock outstanding.

                               FAXSAV INCORPORATED

                        Index to March 31, 1999 Form 10-Q

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
                         Part I - Financial Information

Item 1. Financial Statements

        Condensed Balance Sheets - March 31, 1999 and December 31, 1998 .....  3

        Condensed Statements of Operations -
        Three Months Ended March 31, 1999 and 1998 ..........................  4

        Condensed Statements of Cash Flows - Three Months Ended
        March 31, 1999 and 1998 .............................................  5

        Notes to Condensed Financial Statements .............................  6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .......................  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk .......... 12

        Part II - Other Information

Item 1. Legal Proceedings ................................................... 19

Item 2. Changes in Securities ............................................... 19

Item 3. Defaults upon Senior Securities ..................................... 19

Item 4. Submission of Matters to a Vote of Security Holders ................. 19

Item 5. Other Information ................................................... 19

Item 6. Exhibits and Reports on Form 8-K .................................... 19

        Signatures .......................................................... 21

                               FAXSAV INCORPORATED
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                     March 31,     December 31,
                                                                       1999            1998
                                                                   ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $  2,967,158    $  5,260,450
  Accounts receivable, net of allowances of $258,843
   and $220,076 for March 31, 1999
   and December 31, 1998, respectively                                3,389,335       3,198,688
  Prepaid expenses and other current assets                             119,045         162,218
                                                                   ------------    ------------
Total current assets                                                  6,475,538       8,621,356

Property and equipment, net                                           5,683,819       5,487,221
Other assets, net                                                       418,133         379,148
                                                                   ------------    ------------
Total assets                                                       $ 12,577,490    $ 14,487,725
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                 $    866,313    $  1,153,688
  Accrued expenses and other liabilities                              2,576,005       2,654,658
  Obligation under capital lease                                         65,377          95,804
  Current portion of notes payable                                    1,169,538         992,960
                                                                   ------------    ------------
Total current liabilities                                             4,677,233       4,897,110

Notes payable                                                         1,995,983       1,540,481
                                                                   ------------    ------------
Total liabilities                                                     6,673,216       6,437,591
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock,$0.01 par value;40,000,000 shares  authorized;
        13,959,120 and 13,904,203 shares issued and outstanding
        as of March 31, 1999 and December 31, 1998, respectively        139,591         139,042

  Additional paid-in capital                                         48,217,843      48,171,015
  Accumulated deficit                                               (42,453,160)    (40,259,923)
                                                                   ------------    ------------
Total stockholders' equity                                            5,904,274       8,050,134

                                                                   ------------    ------------
Total liabilities and stockholders' equity                         $ 12,577,490    $ 14,487,725
                                                                   ============    ============

The accompanying notes are an integral part of the condensed financial statements

                               FAXSAV INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                           ---------
                                                     1999              1998
                                                     ----              ----
Revenues                                         $  5,502,624      $  4,977,255

Cost of service                                     2,942,931         2,606,686
                                                 ------------      ------------

Gross margin                                        2,559,693         2,370,569

Operating expenses:
Network operations and support                      1,115,437           741,578
Research and development                              429,650           579,764
Sales and marketing                                 1,729,976         1,420,070
General and administrative                          1,008,720           780,137
Depreciation and amortization                         442,953           305,472
                                                 ------------      ------------

Operating loss                                     (2,167,043)       (1,456,452)

Interest income (expense), net                        (54,402)          (22,462)
Other income                                           28,208            31,452
                                                 ------------      ------------

Net loss                                         ($ 2,193,237)     ($ 1,447,462)
                                                 ============      ============

Net loss per common and
  equivalent share                               ($      0.16)     ($      0.13)
                                                 ============      ============

Shares used in computing historical
  net loss per common and
  equivalent share                                 13,933,054        10,811,405
                                                 ============      ============

The accompanying notes are an integral part of the condensed financial statements

                               FAXSAV INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                               1999           1998
                                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  ($2,193,237)   ($1,447,462)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization expense                      442,953        305,472
     Other adjustments                                          155,580         29,337
  Changes in assets and liabilities:
     Accounts receivable                                       (346,227)      (760,594)
     Accounts payable                                          (287,376)       552,299
     Other, net                                                 (32,633)       231,990
                                                            -----------    -----------
         Net cash used in operating activities               (2,260,940)    (1,088,958)
                                                            -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment, net                    (610,483)      (596,700)
    Purchase of intangibles                                     (70,900)      (161,623)
                                                            -----------    -----------
         Net cash used in investing activities                 (681,383)      (758,323)
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of notes payable and capital lease
     obligation                                                (247,754)      (155,640)
    Borrowings under equipment lines of credit                  849,407        252,362
    Proceeds from exercise of stock options and warrants         47,378          5,556
                                                            -----------    -----------
        Net cash provided by financing activities               649,031        102,278
                                                            -----------    -----------

NET DECREASE                                                 (2,293,292)    (1,745,003)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                           5,260,450      3,680,185
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 2,967,158    $ 1,935,182
                                                            ===========    ===========

The accompanying notes are an integral part of the condensed financial statements

                               FAXSAV INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The unaudited condensed financial statements included herein have been prepared by the Company in accordance with the requirements of Form 10-Q, and consequently do not include disclosures normally made in the annual report on Form 10-K. The December 31, 1998 results included herein have been derived from the audited financial statements included in the Company's annual report on Form 10-K. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three month period ended March 31, 1999. The results for the three month period ended March 31, 1999 are not necessarily indicative of the results expected for the full fiscal year.

2.       LOSS PER SHARE

         Net loss per common and equivalent share for the three months ended March 31, 1999 and 1998 is based on the weighted average number of shares outstanding during the periods presented. Stock options outstanding of approximately 2,100,000 and 1,665,000 as of March 31, 1999 and 1998,
respectively, have been excluded from the calculation of diluted earnings per share since their effect would be antidilutive.

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

4.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". Although the services provided to its customers are the same in the U.S. and international markets, management views the two as separate businesses and measures the results for both to the gross margin level. The ubiquitous nature of the Company's network and its centralized operations in the U.S. prohibit the allocation of expenses beyond that level. Accordingly, first quarter 1999 and 1998 segment Gross Margin and Assets for the Company were as follows:

GROSS MARGIN                        THREE MONTHS ENDED MARCH 31, 1999                    THREE MONTHS ENDED MARCH 31, 1998
                            ---------------------------------------------------  ---------------------------------------------------
                                   U.S.       INTERNATIONAL         TOTAL               U.S.       INTERNATIONAL         TOTAL
                            ---------------- ----------------  ----------------  ---------------- ----------------- ----------------
 INTERNET FAX
 Revenues                   $     2,577,901  $     1,778,004   $     4,355,905   $     2,054,366   $     1,114,602  $     3,168,968
 Cost of Service                  1,236,286        1,117,455         2,353,741         1,045,049           538,554        1,583,603
                            ---------------- ----------------  ----------------  ---------------- ----------------- ----------------
 Gross Margin                     1,341,615          660,549         2,002,164         1,009,317           576,048        1,585,365

 TELEPHONY FAX
 Revenues                         1,146,719                          1,146,719         1,808,287                          1,808,287
 Cost of Service                    589,190                            589,190         1,023,083                          1,023,083
                            ----------------                   ----------------  ----------------                   ----------------
 Gross Margin                       557,529                            557,529           785,204                            785,204

 TOTAL
 Revenues                         3,724,620        1,778,004         5,502,624         3,862,653         1,114,602        4,977,255
 Cost of Service                  1,825,476        1,117,455         2,942,931         2,068,132           538,554        2,606,686
                            ---------------- ----------------  ----------------  ---------------- ----------------- ----------------
 Gross Margin               $     1,899,144  $       660,549   $     2,559,693   $     1,794,521    $      576,048  $     2,370,569
                            ================ ================  ================  ================ ================= ================

ASSETS                                        MARCH 31, 1999                                       MARCH 31, 1998
                            ---------------------------------------------------  ---------------------------------------------------
                                   U.S.       INTERNATIONAL         TOTAL               U.S.       INTERNATIONAL         TOTAL
                            ---------------- ----------------  ----------------  ---------------- ----------------- ----------------
 Cash and Cash Equivalents  $     2,967,158                    $     2,967,158   $     1,935,182                    $     1,935,182
 Accounts Receivable, net         2,205,142  $     1,184,193         3,389,335         2,237,582   $       763,231        3,000,813
 Property & Equipment, net        4,887,958          795,861         5,683,819         3,621,925           960,509        4,582,433
                            ---------------- ----------------  ----------------  ---------------- ----------------- ----------------
 Sub-total                  $    10,060,258  $     1,980,054        12,040,312   $     7,794,689   $     1,723,740        9,518,428
                            ================ ================                    ================ =================
 Other unallocated amounts                                             537,178                                              245,045
                                                               ----------------                                     ----------------
 Total Assets                                                  $    12,577,490                                       $    9,763,473
                                                               ================                                     ================

5.       SUBSEQUENT EVENT

         On April 22, 1999 the Company announced that it has changed its name to NetMoves. This name change reflects the Company's focus on Internet-based solutions and to support the Company's expansion into Internet Document Delivery
(IDD).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO FUTURE EVENTS OF THE FUTURE FINANCIAL PERFORMANCE OF THE COMPANY. STOCKHOLDERS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH UNDER THE CAPTION "RISK FACTORS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

         FaxSav Incorporated, D/B/A NetMoves, (the "Company") designs, develops and markets a variety of business-to-business Internet messaging solutions, including computer-to-fax, fax-to-fax, fax-to-email, enhanced fax and broadcast fax services. The Company has developed proprietary software which enables its customers to specify whether a fax transmission will be delivered through FaxSav's real-time, "virtual real-time (Internet fax)" or broadcast services. This software, coupled with FaxSav's fax-only network of three interconnected switching nodes in the United States and Internet-capable facsimile nodes located in twenty-one countries as of March 31, 1999, automatically delivers each outgoing transmission through the route that provides the lowest cost and the highest transmission quality available on the FaxSav network. Pre-negotiated volume-based arrangements with several telephony common carriers, the major carrier being MCI WorldCom, and the cost savings available for transmission through the Internet enable FaxSav to transmit its customers' documents and images to fax machines worldwide at rates that are below the international rates charged by long distance voice carriers. While FaxSav generates cost savings for customers transmitting faxes to international destinations, many FaxSav customers use the Company's services for ease of use and productivity improvements, rather than cost savings.

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

                                                          Three Months Ended
                                                               March 31,
                                                         1999            1998
                                                         ----            ----
Percentage of Revenues:
Revenues                                                 100.0%          100.0%
Cost of service                                           53.5            52.4
                                                        ------          ------
Gross margin                                              46.5            47.6
                                                        ------          ------
Operating expenses
    Net operations and support                            20.3            14.9
    Research and development                               7.8            11.7
    Sales and marketing                                   31.4            28.5
    General and administrative                            18.3            15.7
    Depreciation and  amortization                         8.1             6.1
                                                        ------          ------

         Total operating expenses                         85.9            76.9
Operating loss                                           (39.4)          (29.3)
                                                        ------          ------
Interest income (expense), net                            (1.0)           (0.5)
Other income                                               0.5             0.6
                                                        ------          ------
Loss before income taxes                                 (39.9)          (29.2)
Provision for income taxes                                --              --
                                                        ------          ------
Net loss                                                 (39.9)%         (29.2)
                                                        ======          ======

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES. Revenues, which consist primarily of customer usage charges, grew 10.6% to $5.5 million in the three months ended March 31, 1999 from $5.0 million in the three months ended March 31, 1998 as a result of a 38% increase in total Internet Fax revenues which account for 79% of total Company revenues offset by a 37% decrease in Telephony Fax revenues which only comprise 21% of total Company revenues. All of the Company's current sales and marketing programs are related to the sale of Internet Fax services and more specifically to computer originated Internet Fax services which amounted to $3.2 million for the three months ended March 31, 1999, representing a 77% increase over the same service revenues for the three months ended March 31, 1998. Internet Fax revenues for the U.S. business segment increased $0.5 million or 26% to $2.6 million in the 1999 first quarter and the international business segment increased $0.7 million or 60% to $1.8 million in the 1999 period in comparison to the same period in 1998.

COST OF SERVICE. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual facsimile volume. Cost of service increased as a result of the increase in facsimile volume for the period and slightly increased as a percentage of revenues in the three months ended March 31, 1999 to 53.5% from 52.4% in the three months ended March 31, 1998. The increased percentage is attributable to a higher percentage in the 1999 quarter of international customer usage revenues that are provided on a wholesale basis and less non-usage revenues in the Internet Fax segment, while the Telephony Fax segment costs decreased as a percentage of revenues as a result of lower international termination charges.

NETWORK OPERATIONS AND SUPPORT. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $1.1 million for the three month period ended March 31, 1999 in comparison to $0.7 million in the three months ended March 31, 1998 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base on a 7 days per week / 24-hour basis. As a percentage of revenues, these expenses increased to 20.3% in the 1999 period from 14.9% of revenues in the 1998 period.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel largely for the continuing development efforts for enhancements to the company's Internet desktop-to-fax services and faxSAV EZ-List broadcast service. Research and development expenses amounted to $0.4 million for the three months ended March 31, 1999 in comparison to $0.6 million in the three months ended March 31, 1998. As a percentage of revenues, these expenses decreased to 7.8% in the three months ended March 31, 1999 from 11.7% in the three months ended March 31, 1998.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, and agent and dealer commissions. Sales and marketing expenses increased to $1.7 million for the three months ended March 31, 1999 in comparison to $1.4 million in the three months ended March 31, 1998. As a percentage of revenues, these costs increased to 31.4% from 28.5% for the 1999 and 1998 periods, respectively. The higher costs in the first three months of 1999 as compared to the same period in 1998, relate to additional expenses to support the Company's previously announced strategy to accelerate growth of computer originated Internet faxing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses amounted to $1.0 million in the three months ended March 31, 1999 as compared to $0.8 million in the three months ended March 31, 1998. As a percentage of revenues, these expenses increased to 18.3% in the three months ended March 31, 1999 from 15.7% in the three months ended March 31, 1998. The increase in general and administrative expenses result from personnel increases to support the increased customer base and expenses incurred for management information systems improvements.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization amounted to $0.4 million in the three months ended March 31, 1999 and $0.3 million in the three months ended March 31, 1998. As a percentage of revenues, depreciation and amortization expenses increased to 8.1% in the three months ended March 31, 1999 as compared to 6.1% in the three months ended March 31, 1998.

PROVISION FOR INCOME TAXES. The Company had losses for income tax purposes for the three months ended March 31, 1999 and 1998. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses has been offset by a valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1999, the Company entered into a $1.0 million equipment line of credit. Draw downs are to be paid over a term of 42 months with an effective interest rate of 16%.

     Cash used in operating activities amounted to $2.3 million in the three months ended March 31, 1999, as compared to $1.1 million in the first three months of 1998. Cash used for the purchase of equipment, mainly used to improve and expand the FaxSav network, amounted to $0.6 million in the first three months of both 1999 and 1998. The Company has committed to minimum monthly usage levels with its primary telecommunications carriers. The commitments require minimum monthly payments, exclusive of usage discounts, of $0.7 million per month through June 1999 and $0.5 million per month thereafter through January 2001.

     The Company's principal sources of liquidity at March 31, 1999 included cash and cash equivalents of $3.0 million and $150,593 available from the $1.0 million February 1999 equipment line of credit. The Company believes that its current cash and cash equivalents and available equipment financing facility will be sufficient to meet its anticipated cash needs for working capital and capital expenditure requirements through at least the end of 1999. However, our cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of our available resources before such time. In this regard, the Company is prepared to limit its network expansion and reduce or eliminate research and development activities, and sales and marketing expenditures, if necessary.

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

     STATE OF READINESS. We have conducted a study of the Year 2000 readiness of our information technology systems, including our computing and networking systems, and our non-information technology systems. Our study consisted of:

     o INVENTORY AND ASSESSMENT - conducting an inventory and review of faxSAV software, third-party software and hardware, and telecommunications and Internet service providers; contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of the our faxSAV for internet suite of services and the faxSAV Connector; contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our faxSAV for internet suite of services and the faxSAV Connector

     o REVIEW - conducting a review of faxSAV's application and product software code to determine Year 2000 compliance; assessment of repair or replacement requirements

     o CORRECTION AND TESTING - implementing code modifications and complete system re-testing where necessary; modification, upgrade, repair or replacement of all non-compliant systems

    We have completed a test of our information technology systems to verify the results of our study. We are currently in the process of remedying certain minor discrepancies that were discovered and plan to complete this process during the first half of 1999. We have been informed by many of our vendors of material hardware and software components of our information technology systems that the products that we use are currently Year 2000 compliant. The computing systems that provide application layer services (i.e., FaxSav customer services) within the FaxSav network are based upon some variant of the Unix operating system, which adequately represents dates beyond the year 2000. Many of the computing systems that support the internal operations of our business have the similar capacity to represent dates beyond the year 2000. In addition, for all of our internal accounting applications, we have purchased new accounting system software that the manufacturer specifies as Year 2000 compliant. We will require vendors of our other material hardware and software components of our information technology systems to provide assurances of their Year 2000 compliance, and we plan to complete this process during the first half of 1999. We will also seek assurances of Year 2000 compliance from providers of our material non-information technology systems.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES AND EXPECT FUTURE LOSSES.

     From our inception in 1989 through the quarter ended March 31, 1999, we have experienced significant net losses. We incurred a net loss of $2.2 million for the most recent quarter and net losses of $7.5 million in the year ended December 31, 1996, $7.1 million in the year ended December 31, 1997 and $8.1 million in the year ended December 31, 1998. We currently anticipate that we will have additional net losses as we attempt to expand our business and we may not have positive operating or net income in the future. As of March 31, 1999, we had an accumulated deficit of $42.5 million.

     Since inception, we have incurred substantial costs to develop and enhance our technology and to create, introduce and enhance our service and product offerings. We intend to continue these efforts and, in addition, to increase our marketing spending. In early 1999, we announced a new marketing campaign which will involve significant expenditures by us, including hiring an outside advertising agency. As a result of these expenditures, we expect to continue to experience operating losses. There can be no assurance that these expenditures will result in any increase in revenues.

WE HAVE MANY COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST THEM.

     The market for facsimile transmission services is intensely competitive and the industry is characterized by low barriers to entry. We expect that competition will intensify in the future. Our failure to compete successfully could have a material adverse affect on our business, financial condition and results of operations. We believe that our ability to compete successfully will depend upon a number of factors, including market presence, the capacity, reliability and security of our network infrastructure, the pricing policies of our competitors and suppliers, the timing of introductions of new services and service enhancements by us and our competitors, and industry and general economic trends.

WE MAY NOT BE ABLE TO DELIVER OUR SERVICES IF LONG DISTANCE CARRIERS REFUSE TO CARRY OUR TRAFFIC.

     The foundation of our telephony network infrastructure consists of the right to use the telecommunications lines of several long distance carriers, including MCI WorldCom. As many of these companies are current or potential competitors of ours, we cannot assure you that they will continue to handle our traffic. If these companies discontinue or otherwise change their relationships with us we may be unable to deliver our services which would have a material adverse effect upon our business, financial condition and results of operations.

GOVERNMENT REGULATIONS COULD INCREASE COMPETITION FOR OUR SERVICES.

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

WE MAY NEED FUNDS WHICH MAY NOT BE AVAILABLE.

     Our cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of our available resources before this time.

     If adequate funds are not available, we may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that we would otherwise seek to develop ourselves. To the extent that funds expected to be generated from our operations are insufficient to meet current or planned operating requirements or to maintain a Nasdaq listing, we will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and from other sources. See "--We may be delisted from Nasdaq which would affect your ability to sell our stock." Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we obtain any additional funding, these financings may have a dilutive effect on the holders of our securities.

UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE OUR BRAND.

     We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. We were granted patents related to our FaxSAV Connector and our "e-mail Stamps" security technology incorporated into our fax mailer service. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as the laws of the United States.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE EXPENSIVE, AND IF WE ARE NOT SUCCESSFUL, COULD DISRUPT OUR BUSINESS.

     We cannot be certain that our services and the finished products that we deliver do not or will not infringe valid patents, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third-party infringement claims, regardless of their merit. Successful infringement claims against us may result in substantial monetary liability or may materially disrupt the conduct of our business.

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

     There can be no assurance that we will be able to expand or adapt our network infrastructure to meet any additional demand or to deploy additional contemplated Internet-capable facsimile nodes on a timely basis, at a commercially reasonable cost, or at all. Any failure to expand our network or Internet-capable facsimile infrastructures or to adapt them to changing customer requirements or evolving industry standards on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

OUR FAILURE TO MANAGE GROWTH COULD ADVERSELY AFFECT US.

     We have rapidly and significantly expanded our operations and anticipate that significant expansion will continue to be required to address potential market opportunities. There can be no assurance that this expansion will be successfully completed or that it will generate sufficient revenues to cover our expenses. Our inability to promptly address and respond to these circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

IF OUR SECURITY MEASURES ARE INADEQUATE, OUR BUSINESS WILL BE ADVERSELY
AFFECTED.

     We have taken measures to protect the integrity of our infrastructure and the privacy of confidential information. Nonetheless, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he could jeopardize the security of confidential information stored in and transmitted through the computer systems of the individual, businesses and financial institutions utilizing our services. This may result in significant liability to us and may also deter potential customers from using our services. Any security breach that causes interruptions or data loss in our operations or in the computer systems of our customers could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT UPON OUR CURRENT SUPPLIERS, AND MAY NOT BE ABLE TO OBTAIN SOME PRODUCTS OR SERVICES FROM OTHER SUPPLIERS.

     We rely on third parties to supply key components of our network infrastructure, including long distance telecommunications services and telecommunications node equipment, many of which are available only from sole or limited sources. MCI WorldCom is our primary provider of long distance telecommunications services. We have from time-to-time experienced partial interruptions of service from our telecommunications carriers which have temporarily prevented customers in limited geographical areas from reaching the FaxSav network. There can be no assurance that we will not experience partial or complete service interruptions in the future. There can be no assurance that MCI WorldCom and our other telecommunications providers will continue to provide long distance services to us at attractive rates, or at all, or that we will be able to obtain these services in the future from these or other long distance providers on the scale and within the time frames we require. Any failure to obtain these services on a timely basis at an affordable cost, or any significant delays or interruptions of service from these carriers, would have a material adverse effect on our business, financial condition and results of operations.

     All of the faxboards used in our telecommunications nodes are supplied by Brooktrout Technology, Inc. We purchase Brooktrout faxboards on a non-exclusive basis through purchase orders placed from time-to-time, carry a limited inventory of faxboards and have no guaranteed supply arrangement with Brooktrout. In addition to faxboards, many of the routers, switches and other hardware components used in our network infrastructure are supplied by sole or limited sources on a non-exclusive, purchase order basis. There can be no assurance that Brooktrout or our other suppliers will not enter into exclusive arrangements with our competitors, or cease selling these components to us at commercially reasonable prices, or at all.

     The anticipated expansion of our network infrastructure is expected to place a significant demand on our suppliers, some of which may have limited resources and production capacity. In addition, certain of our suppliers, in turn, may rely on sole or limited sources of supply for components included in their products. Should our suppliers fail to adjust to meet this increasing demand, they may be unable to continue to supply components and products in the quantities and quality and at the times required by us, or at all. Our inability to obtain sufficient quantities of sole or limited source components or to develop alternative sources if required could result in delays and increased costs in the expansion of our network infrastructure or in our inability to properly maintain the existing network infrastructure, which would have a material adverse effect on our business, financial condition and results of operations.

WE MAY EXPERIENCE DEVELOPMENT DELAYS OR HAVE SOFTWARE DEFECTS WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     Software-based services and equipment, such as our faxSAV for Internet suite of services and the faxSAV Connector, may contain undetected errors or failures when introduced or when new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in this software or other releases after commencement of commercial shipments, or that we will not experience development delays, resulting in delays in the shipment of software and a loss of or delay in market acceptance, any of which could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO RETAIN THE KEY PERSONNEL WE NEED TO SUCCEED.

     Our future performance depends in significant part upon the continued service of our key technical, sales and senior management personnel, none of whom is bound by an employment agreement. Competition for this personnel is intense, and there can be no assurance that we can retain our key technical, sales and managerial employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

WE DEPEND ON OUR INTERNATIONAL STRATEGIC ALLIANCES TO EXPAND OUR INTERNATIONAL CUSTOMER BASE.

     We have established and intend to expand an international customer base by forming strategic sales and marketing alliances with foreign Internet service providers, telecommunications companies and resellers. There can be no assurance that we will be able to establish additional strategic alliances or to maintain these strategic alliances. Our success in expanding our international customer base depends not only on the formation of additional strategic alliances but also on the success of these partners and their ability to market our services. The failure to maintain these strategic alliances or the failure of these partners to successfully develop and sustain a market for our services will have a material adverse effect on our ability to expand our international customer base, which could have a material adverse effect on our business, financial condition and results of operations.

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     In 1998, we derived approximately $5.9 million, or 27.9% of our total revenues from customers outside of the United States. We expect that these revenues will represent an increasing percentage of our total revenues in the future. Risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that these factors will not have a material adverse effect on our future international revenues and, consequently, on our business, financial condition and results of operations.

PROBLEMS RELATING TO THE "YEAR 2000 ISSUE" COULD ADVERSELY AFFECT OUR BUSINESS.

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than a year, computer systems and/or software used by many companies may need to be upgraded to comply with these "Year 2000" requirements or risk system failure or miscalculations causing disruptions of normal business activities.

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

     In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering services to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

     We access the Internet from our Internet-capable nodes by dedicated connection to third party internet service providers. We pay fixed monthly fees for this Internet access, regardless of our usage or the volume of our customers' traffic. There can be no assurance that the current pricing structure for access to and use of the Internet will not change unfavorably. If material capacity constraints develop on the Internet or the current Internet pricing structure changes unfavorably, our business, financial condition and results of operations would be materially and adversely affected. In addition, our future success is dependent upon the increased acceptance by potential customers of the Internet as the preferred medium for transmission of documents. There can be no assurance that this market acceptance shall continue to increase. Lack of increased market acceptance would materially and adversely affect our business, financial condition and results of operations.

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGES, OUR SERVICES MAY BECOME OBSOLETE AND OUR BUSINESS WILL SUFFER.

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

WE ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION WHICH COULD NEGATIVELY IMPACT OUR BUSINESS.

     We are subject to regulation by the FCC and other federal, state and international communications regulatory agencies. We are licensed by the FCC as an authorized telecommunications company and are classified as a "non-dominant interexchange carrier." The FCC has the power to impose more stringent regulatory requirements on us and to change our regulatory classification. There can be no assurance that the FCC will not change our regulatory classification or otherwise subject us to more burdensome regulatory requirements.

     Our nodes and FaxLauncher service utilize encryption technology in connection with the routing of customer documents through the Internet. The export of this encryption technology is regulated by the United States government. While we are currently allowed to export this encryption technology to most countries, any change in these regulations could limit our ability to distribute our services outside of the United States or electronically which could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE SUBJECT TO CLAIMS REGARDING FOREIGN LAWS AND REGULATIONS.

     In connection with the deployment of Internet-capable nodes in countries throughout the world, we are required to satisfy a variety of foreign regulatory requirements. While we intend to comply with these requirements on a country-by-country basis as the deployment of Internet-capable facsimile nodes continues, we cannot assure you we will be able to do so. The failure to satisfy these requirements may prevent us from installing Internet-capable facsimile nodes in these countries. Should we fail to deploy a number of these nodes, our business, operating results and financial condition could be materially and adversely affected.

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

FLUCTUATIONS IN OUR QUARTERLY RESULTS MAY NEGATIVELY IMPACT OUR STOCK PRICE.

     We may experience significant quarter to quarter fluctuations in our results of operations, which may result in volatility in the price of our common stock. Quarterly results of operations may fluctuate due to a combination of factors.

     Our revenues are difficult to forecast. Shortfalls in revenues may adversely and disproportionately affect our results of operations because a high percentage of our operating expenses are relatively fixed, and planned expenditures, such as the anticipated expansion of our Internet infrastructure, are based primarily on sales forecasts. In addition, the stock market in general has experienced extreme price and volume fluctuations which have affected the market price of securities of many companies in the telecommunications and technology industries and which may have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of our common stock. Accordingly, we believe that period to period comparisons of results of operations are not necessarily meaningful and should not be relied upon as an indication of future results of operations. There can be no assurance that we will be profitable in any future quarter. Due to the foregoing factors, it is likely that in one or more future quarters our operating results will be below the expectations of public market analysts and investors. This would have a material adverse effect on the price of our common stock.

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE THE PRICE OF OUR SHARES TO DECLINE AND AFFECT OUR ABILITY TO RAISE CAPITAL.

     The market price of our common stock could drop as a result of sales of substantial amounts of common stock in the public market or the perception that these sales could occur. Registration statements are in effect covering the sale of up to 2,000,0000 shares of our common stock. In addition, we have also filed a registration statement covering the sale of up to 709,677 shares of our common stock which has not yet been declared effective by the Securities and Exchange Commission. A price drop may make it more difficult for us to raise the capital necessary to fund our future operations by selling common stock. As of March 24, 1999, without taking into account shares of common stock issued upon exercise of stock options, warrants or other rights to acquire common stock after this date, we had outstanding 14,067,105 shares of common stock.

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

FORWARD-LOOKING INFORMATION

This prospectus includes "forward-looking statements" regarding future events or our future performance within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this prospectus or incorporated by reference regarding our financial position and business strategy may constitute forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can not guarantee that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations are listed in this prospectus, and they include the forward-looking statements under "risk factors." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these statements.

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

10.20 Loan and Security Agreement, dated March 27, 1998, between the Company and Silicon Valley Bank.

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

27.**      Financial Data Schedule.


*    Confidential treatment granted.
**   Filed herewith.

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

                                   FAXSAV INCORPORATED
                                   -------------------
                                      (Registrant)


Date: May 13, 1999                 /s/ THOMAS F. MURAWSKI
                                   ---------------------------------------------
                                   Thomas F. Murawski
                                   Chief  Executive  Officer,  President
                                   and Chairman of the Board of Directors
                                   (Principal Executive Officer)


Date: May 13, 1999                 /s/ PETER S. MACALUSO
                                   ---------------------------------------------
                                   Peter S. Macaluso
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer),
                                   Treasurer and Secretary