Form 10-Q
period 1999-06-30
NETMOVES CORP
filed 1999-08-12
CIK 1010677

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-09613

                              NETMOVES CORPORATION
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

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes /X/   No / /

As of August 9, 1999, there were 16,461,490 shares of the registrant's common stock outstanding.

                              NETMOVES CORPORATION

                        Index to June 30, 1999 Form 10-Q
--------------------------------------------------------------------------------


                                                                            PAGE
                         Part I - Financial Information

Item 1. Financial Statements

        Condensed Balance Sheets - June 30, 1999 and December 31, 1998.....    3

        Condensed Statements of Operations -
        Three and Six Months Ended June 30, 1999 and 1998..................    4

        Condensed Statements of Cash Flows - Six Months Ended
        June 30, 1999 and 1998.............................................    5

        Notes to Condensed Financial Statements............................    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................    8

Item 3. Quantitative and Qualitative Disclosures About Market Risk.........   14

                           Part II - Other Information

Item 1. Legal Proceedings..................................................   21

Item 2. Changes in Securities..............................................   21

Item 3. Defaults upon Senior Securities....................................   21

Item 4. Submission of Matters to a Vote of Security Holders................   21

Item 5. Other Information..................................................   21

Item 6. Exhibits and Reports on Form 8-K...................................   21

        Signatures.........................................................   24

                              NETMOVES CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                       June 30,         December 31,
                                                                         1999               1998
                                                                     ------------       ------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $ 12,068,464       $  5,260,450
  Accounts receivable, net of allowances of $186,119
   and $220,076 for June 30, 1999
   and December 31, 1998, respectively                                  3,584,723          3,198,688
  Prepaid expenses and other current assets                               364,134            162,218
                                                                     ------------       ------------
Total current assets                                                   16,017,321          8,621,356

Property and equipment, net                                             5,811,800          5,487,221
Other assets, net                                                       2,212,236            379,148
                                                                     ------------       ------------
Total assets                                                         $ 24,041,357       $ 14,487,725
                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  1,532,886       $  1,153,688
  Accrued expenses and other liabilities                                2,911,115          2,654,658
  Obligation under capital lease                                           79,379             95,804
  Current portion of notes payable                                      1,149,311            992,960
                                                                     ------------       ------------
Total current liabilities                                               5,672,691          4,897,110

Notes payable                                                           1,616,424          1,540,481
Obligation under capital lease                                            161,570
                                                                     ------------       ------------
Total liabilities                                                       7,450,685          6,437,591
                                                                     ------------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock,$0.01 par value;40,000,000 shares  authorized;
        16,461,490 and 13,904,203 shares issued and outstanding
        as of June 30, 1999 and December 31, 1998, respectively           164,615            139,042

  Additional paid-in capital                                           61,526,646         48,171,015
  Accumulated deficit                                                 (45,100,589)       (40,259,923)
                                                                     ------------       ------------
Total stockholders' equity                                             16,590,672          8,050,134

                                                                     ------------       ------------
Total liabilities and stockholders' equity                           $ 24,041,357       $ 14,487,725
                                                                     ============       ============


          The accompanying notes are an integral part of the condensed financial statements

                              NETMOVES CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended                    Six Months Ended
                                                     June 30,                             June 30,
                                         -------------------------------       -------------------------------
                                             1999               1998               1999               1998
                                         ------------       ------------       ------------       ------------
Revenues                                 $  5,726,954       $  5,223,115       $ 11,229,578       $ 10,200,370

Cost of service                             2,993,402          2,660,161          5,936,333          5,266,847
                                         ------------       ------------       ------------       ------------

Gross margin                                2,733,552          2,562,954          5,293,245          4,933,523

Operating expenses:
Network operations and support              1,137,945            898,649          2,253,382          1,640,227
Research and development                      562,629            546,572            992,279          1,126,336
Sales and marketing                         1,920,444          1,533,009          3,650,420          2,953,079
General and administrative                  1,254,112            822,624          2,262,832          1,602,761
Depreciation and amortization                 492,484            380,818            935,437            686,290
                                         ------------       ------------       ------------       ------------

Operating loss                             (2,634,062)        (1,618,718)        (4,801,105)        (3,075,170)

Interest income ( expense ), net              (40,609)           (52,438)           (95,010)           (74,900)
Other income                                   27,242             27,531             55,449             58,983
                                         ------------       ------------       ------------       ------------

Net  loss                                $ (2,647,429)      $ (1,643,625)      $ (4,840,666)      $ (3,091,087)
                                         ============       ============       ============       ============


Net loss per common and
  equivalent share                       $      (0.17)      $      (0.15)      $      (0.33)      $      (0.29)
                                         ============       ============       ============       ============

Shares used in computing historical
  net loss per common and
  equivalent share                         15,197,533         10,817,867         14,568,786         10,814,654
                                         ============       ============       ============       ============


          The accompanying notes are an integral part of the condensed financial statements

                              NETMOVES CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                      ------------------------------
                                                                          1999              1998
                                                                      ------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (4,840,666)      $(3,091,087)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization expense                                 935,437           686,290
     Other adjustments                                                     458,490            66,417
  Changes in assets and liabilities:
     Accounts receivable                                                  (844,525)         (744,811)
     Accounts payable                                                      379,198           576,767
     Other, net                                                             66,821           597,560
                                                                      ------------       -----------
         Net cash used in operating activities                          (3,845,245)       (1,908,864)
                                                                      ------------       -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment, net                               (952,845)       (1,030,800)
    Purchase of intangibles                                             (1,937,480)         (233,218)
                                                                      ------------       -----------
         Net cash used in investing activities                          (2,890,325)       (1,264,018)
                                                                      ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of notes payable and capital lease
        obligation                                                        (687,028)         (368,355)
    Borrowings under equipment lines of credit                             849,407           648,337
    Proceeds from issuance of common stock and exercise of stock
        options and warrants, net                                       13,381,205             8,509
                                                                      ------------       -----------
        Net cash provided by financing activities                       13,543,584           288,491
                                                                      ------------       -----------

NET INCREASE (DECREASE)                                                  6,808,014        (2,884,391)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                      5,260,450         3,680,185
                                                                      ------------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 12,068,464       $   795,794
                                                                      ============       ===========

Supplemental disclosure of non-cash investing activities:
    Acquisition of network equipment under capital lease              $    215,057                 0
                                                                      ============       ===========

          The accompanying notes are an integral part of the condensed financial statements

                              NETMOVES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

         The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six month periods ended June 30, 1999. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

2.       UNIFI ACQUISITION

         In May 1999 the Company purchased the U.S. fax customer base of UNIFI Communications for $1.5 million. The purchase price net of transaction expenses is classified as Other Assets and is being amortized over forty-eight months.

3.       LOSS PER SHARE

         Net loss per common and equivalent share for the three months ended June 30, 1999 and 1998 is based on the weighted average number of shares outstanding during the periods presented. Stock options outstanding of approximately 2,177,000 and 1,716,000 as of June 30, 1999 and 1998,
respectively, have been excluded from the calculation of diluted earnings per share since their effect would be antidilutive.

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

5.       STOCK ISSUANCE

         In May 1999 the Company completed a $14.3 million private placement of 2,499,000 new unregistered shares of its common stock to a group of investors. In accordance with the Stock Purchase Agreement for this transaction, the Company subsequently registered the securities for public sale.

6.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". Although the services provided to its customers are the same in the U.S. and international markets, management views the two as separate businesses and measures the results for both to the gross margin level. The ubiquitous nature of the Company's network and its centralized operations in the U.S. prohibit the allocation of expenses beyond that level. Accordingly, segment Gross Margin for the three and six months ended June 30, 1999 and Assets for the Company as of June 30, 1999 and 1998 were as follows:


GROSS MARGIN                         THREE MONTHS ENDED JUNE 30, 1999                     THREE MONTHS ENDED JUNE 30, 1998
                            ---------------------------------------------------  --------------------------------------------------
                                 U.S.         INTERNATIONAL         TOTAL             U.S.         INTERNATIONAL         TOTAL
                            ---------------- ----------------  ----------------  ---------------- ----------------- ---------------
    INTERNET FAX
    Revenues                $     3,076,490  $     1,650,906   $     4,727,396   $     2,176,811   $     1,400,042  $     3,576,853
    Cost of Service               1,529,527          957,943         2,487,470         1,037,175           660,308        1,697,483
                            ---------------- ----------------  ----------------    --------------    --------------   -------------
    Gross Margin                  1,546,963          692,963         2,239,926         1,139,636           739,734        1,879,370

    TELEPHONY FAX
    Revenues                        999,558                            999,558         1,646,262                          1,646,262
    Cost of Service                 505,932                            505,932           962,678                            962,678
                            ----------------                   ----------------  ----------------                   ---------------
    Gross Margin                    493,626                            493,626           683,584                            683,584

    TOTAL
    Revenues                      4,076,048        1,650,906         5,726,954         3,823,073         1,400,042        5,223,115
    Cost of Service               2,035,459          957,943         2,993,402         1,999,853           660,308        2,660,161
                            ================ ================  ================  ================ ================= ===============
    Gross Margin            $     2,040,589  $       692,963   $     2,733,552   $     1,823,220    $      739,734  $     2,562,954
                            ================ ================  ================  ================ ================= ===============


GROSS MARGIN                          SIX MONTHS ENDED JUNE 30, 1999                       SIX MONTHS ENDED JUNE 30, 1998
                            ---------------------------------------------------  --------------------------------------------------
                                 U.S.         INTERNATIONAL         TOTAL             U.S.         INTERNATIONAL         TOTAL
                            ---------------- ----------------  ----------------  ---------------- ----------------- ---------------
    INTERNET FAX
    Revenues                $     5,654,388  $     3,428,910   $     9,083,298   $     4,231,177   $     2,514,644  $     6,745,821
    Cost of Service               2,749,024        2,095,665         4,844,689         2,082,223         1,198,864        3,281,087
                            ---------------- ----------------  ----------------    --------------    --------------   -------------
    Gross Margin                  2,905,364        1,333,245         4,238,609         2,148,954         1,315,780        3,464,734

    TELEPHONY FAX
    Revenues                      2,146,280                          2,146,280         3,454,549                          3,454,549
    Cost of Service               1,091,644                          1,091,644         1,985,760                          1,985,760
                            ----------------                   ----------------  ----------------                   ---------------
    Gross Margin                  1,054,636                          1,054,636         1,468,789                          1,468,789

    TOTAL
    Revenues                      7,800,668        3,428,910        11,229,578         7,685,726         2,514,644       10,200,370
    Cost of Service               3,840,668        2,095,665         5,936,333         4,067,983         1,198,864        5,266,847
                            ================ ================  ================  ================ ================= ===============
    Gross Margin            $     3,960,000  $     1,333,245   $     5,293,245   $     3,617,743   $     1,315,780  $     4,933,523
                            ================ ================  ================  ================ ================= ===============


ASSETS                                              JUNE 30, 1999                                        JUNE 30, 1998
                            ---------------------------------------------------  --------------------------------------------------
                                 U.S.         INTERNATIONAL         TOTAL             U.S.         INTERNATIONAL         TOTAL
                            ---------------- ----------------  ----------------  ---------------- ----------------- ---------------
  Cash and Cash Equivalents $    12,068,464                    $    12,068,464   $       795,794                    $       795,794
  Accounts Receivable, net        2,339,878  $     1,244,845         3,584,723         1,980,279   $       954,151        2,934,430
  Property & Equipment, net       5,083,844          727,956         5,811,800         3,583,279           980,642        4,563,921
                            ================ ================ ----------------   ================ ================  ---------------
  Sub-total                 $    19,492,186  $     1,972,801        21,464,987   $     6,359,352   $     1,934,793        8,294,145
                            ================ ================                    ================ ================
  Other unallocated amounts                                          2,576,370                                              417,055
                                                              ================                                      ===============
  Total Assets                                                 $    24,041,357                                       $     8,711,200
                                                              ================                                      ===============

7.       NAME CHANGE

         In April 1999 the Company announced that it has changed its name to NetMoves Corporation. This name change reflects the Company's focus on Internet-based solutions and to support the Company's expansion into Internet Document Delivery (IDD).

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

OVERVIEW

         NetMoves Corporation, (the "Company") designs, develops and markets a variety of business-to-business Internet messaging solutions, including computer-to-fax, fax-to-fax, fax-to-email, enhanced fax and broadcast fax services. The Company has developed proprietary software which enables its customers to specify whether a fax transmission will be delivered through NetMoves' real-time, "virtual real-time (Internet fax)" or broadcast services. This software, coupled with NetMoves' fax-only network of three interconnected switching nodes in the United States and Internet-capable fax nodes located in twenty countries as of June 30, 1999, automatically delivers each outgoing transmission through the route that provides the lowest cost and the highest transmission quality available on the NetMoves network. Pre-negotiated volume-based arrangements with several telephony common carriers, the major carrier being MCI WorldCom, and the cost savings available for transmission through the Internet enable NetMoves to transmit its customers' documents and images to fax machines worldwide at rates that are below the international rates charged by long distance voice carriers. While NetMoves generates cost savings for customers transmitting faxes to international destinations, many NetMoves customers use the Company's services for ease of use and productivity improvements, rather than cost savings.

         The Company has deployed Internet-capable fax nodes in twenty key international telecommunications markets to enable it to migrate a portion of its customer traffic off of its telephony-based network and to route it over the Internet. This global Internet backbone, which seamlessly integrates with NetMoves' telephony-based network, enables the Company to bypass long distance common carriers for transmissions originating and terminating in countries where such nodes have been deployed, thereby further reducing its customers' international transmission costs. NetMoves believes that the combination of its telephony-based network and its growing Internet-based network will enable it to emerge as a leading supplier of comprehensive, convenient, low-cost global faxing services.

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

                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                               1999             1998             1999             1998
                                             -------          -------          -------          -------
Percentage of Revenues:
Revenues                                       100.0 %          100.0 %          100.0 %          100.0 %
Cost of service                                 52.3             50.9             52.9             51.6
                                             -------          -------          -------          -------
Gross margin                                    47.7             49.1             47.1             48.4
                                             -------          -------          -------          -------
Operating expenses
    Net operations and support                  19.8             17.2             20.0             16.1
    Research and development                     9.9             10.5              8.9             11.0
    Sales and marketing                         33.5             29.3             32.5             29.0
    General and administrative                  21.9             15.8             20.1             15.7
    Depreciation and  amortization               8.6              7.3              8.3              6.7
                                             -------          -------          -------          -------
         Total operating expenses               93.7             80.1             89.8             78.5
                                             -------          -------          -------          -------
Operating loss                                 (46.0)           (31.0)           (42.7)           (30.1)
                                             -------          -------          -------          -------
Interest income (expense), net                  (0.7)            (1.0)            (0.9)            (0.8)
Other income                                     0.5              0.5              0.5              0.6
                                             -------          -------          -------          -------
Loss before income taxes                       (46.2)           (31.5)           (43.1)           (30.3)
Provision for income taxes                        --               --               --               --
                                             -------          -------          -------          -------
Net loss                                       (46.2)%          (31.5)%          (43.1)%          (30.3)%
                                             =======          =======          =======          =======


THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES. Revenues, which consist primarily of customer usage charges, grew 9.7% to $5.7 million in the three months ended June 30, 1999 from $5.2 million in the three months ended June 30, 1998 as a result of a 37% increase in total Internet Fax revenues which account for 81% of total Company revenues offset by a 41% decrease in Telephony Fax revenues which only comprise 19% of total Company revenues. All of the company's current sales and marketing programs are related to the sale of Internet Fax services and more specifically to computer originated Internet Fax services which amounted to $3.2 million for the three months ended June 30, 1999, representing a 50% increase over the same service revenues for the three months ended June 30, 1998. Internet Fax revenues for the U.S. business segment increased $0.9 million or 41% to $3.1 million in the 1999 first quarter and the international business segment increased $0.3 million or 18% to $1.7 million in the 1999 period in comparison to the same period in 1998.

COST OF SERVICE. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual fax volume. Cost of service increased as a result of the increase in fax volume for the period and increased as a percentage of revenues in the three months ended June 30, 1999 to 52.3% from 50.9% in the three months ended June 30, 1998. The increased percentage is attributable to a higher percentage in the 1999 quarter of international customer usage revenues that are provided on a wholesale basis and less non-usage revenues in the Internet Fax segment, while the Telephony Fax segment costs decreased as a percentage of revenues as a result of lower international termination charges.

NETWORK OPERATIONS AND SUPPORT. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $1.1 million for the three month period ended June 30, 1999 in comparison to $0.9 million in the three months ended June 30, 1998 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base on a 7 days per week / 24-hour basis. As a percentage of revenues, these expenses increased to 19.8% in the 1999 period from 17.2% of revenues in the 1998 period.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel largely for the continuing development efforts for enhancements to the Company's Internet fax services. Research and development expenses were approximately the same amount for the three months ended June 30, 1999 and 1998, however, as a result of higher revenues in 1999 these expenses decreased to 9.9% of revenues in the three months ended June 30, 1999 from 10.5% of revenues in the three months ended June 30, 1998.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, and agent and dealer commissions. Sales and marketing expenses increased to $1.9 million for the three months ended June 30, 1999 in comparison to $1.5 million in the three months ended June 30, 1998. As a percentage of revenues, these costs increased to 33.5% from 29.3% for the 1999 and 1998 periods, respectively. The higher costs in the second quarter of 1999 as compared to the same period in 1998 relate to additional expenses to support the Company's previously announced strategy to accelerate growth of computer originated Internet faxing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses amounted to $1.3 million in the three months ended June 30, 1999 as compared to $0.8 million in the three months ended June 30, 1998. As a percentage of revenues, these expenses increased to 21.9% in the three months ended June 30, 1999 from 15.8% in the three months ended June 30, 1998. The increase in general and administrative expenses result from personnel increases and additional accounts receivable allowances to support the increased customer base and revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization amounted to $0.5 million or 8.6% of revenues in the three months ended June 30, 1999 and $0.4 million or 7.3% of revenues in the three months ended June 30, 1998. The increase in Depreciation and amortization expense relates to an increase in the depreciable base of Fixed Assets and to a lesser extent the initial amortization charges of the UNIFI acquisition.

PROVISION FOR INCOME TAXES. The Company had losses for income tax purposes for the three months ended June 30, 1999 and 1998. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses have been offset by a valuation allowance for deferred tax assets.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES. Revenues, which consist primarily of customer usage charges, grew 10.0% to $11.2 million in the six months ended June 30, 1999 from $10.2 million in the six months ended June 30, 1998 as a result of a 28% increase in total Internet Fax revenues which account for 80% of total Company revenues offset by a 30% decrease in Telephony Fax revenues which only comprise 20% of total Company revenues. All of the company's current sales and marketing programs are related to the sale of Internet Fax services and more specifically to computer originated Internet Fax services which amounted to $6.4 million for the six months ended June 30, 1999, representing a 62% increase over the same service revenues for the six months ended June 30, 1998. Internet Fax revenues for the U.S. business segment increased $1.4 million or 34% to $5.7 million in the first two quarters of 1999 and the international business segment increased $0.9 million or 36% $3.4 million in the 1999 period in comparison to the same period in 1998.

COST OF SERVICE. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual fax volume. Cost of service increased as a result of the increase in fax volume for the period and increased as a percentage of revenues in the six months ended June 30, 1999 to 52.9% from 51.6% in the six months ended June 30, 1998. The increased percentage is attributable to a higher percentage in 1999 of international customer usage revenues that are provided on a wholesale basis and less non-usage revenues in the Internet Fax segment, while the Telephony Fax segment costs decreased as a percentage of revenues as a result of lower international termination charges.

NETWORK OPERATIONS AND SUPPORT. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $2.3 million for the six month period ended June 30, 1999 in comparison to $1.6 million in the six months ended June 30, 1998 as a result of hiring additional personnel to implement the Internet fax node deployment plan and to support the Company's expanding customer base on a 7 days per week / 24-hour basis. As a percentage of revenues, these expenses increased to 20.0% in the 1999 period from 16.1% of revenues in the 1998 period.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel largely for the continuing development efforts for enhancements to the Company's Internet fax services. Research and development expenses were approximately the same amount for the six months ended June 30, 1999 and 1998, however, as a result of higher revenues in 1999 these expenses decreased to 8.9% of revenues in the six months ended June 30, 1999 from 11.0% of revenues in the six months ended June 30, 1998.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, and agent and dealer commissions. Sales and marketing expenses increased to $3.6 million for the six months ended June 30, 1999 in comparison to $3.0 million in the six months ended June 30, 1998. As a percentage of revenues, these costs increased to 32.5% from 29.0% for the 1999 and 1998 periods, respectively. The higher costs in 1999 as compared to the same period in 1998 relate to additional expenses to support the Company's previously announced strategy to accelerate growth of computer originated Internet faxing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses amounted to $2.3 million in the six months ended June 30, 1999 as compared to $1.6 million in the six months ended June 30, 1998. As a percentage of revenues, these expenses increased to 20.1% in the six months ended June 30, 1999 from 15.7% in the six months ended June 30, 1998. The increase in general and administrative expenses result from personnel increases and additional accounts receivable allowances to support the increased customer base and revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization amounted to $0.9 million or 8.3% of revenues in the six months ended June 30, 1999 and $0.7 million or 6.7% of revenues in the six months ended June 30, 1998. The increase in Depreciation and amortization expense relates to an increase in the depreciable base of Fixed Assets and to a lesser extent the initial amortization charges of the UNIFI acquisition.

PROVISION FOR INCOME TAXES. The Company had losses for income tax purposes for the six months ended June 30, 1999 and 1998. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses have been offset by a valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity at June 30, 1999 included cash and cash equivalents of $12.1 million and $0.4 million available under equipment lines of credit. The Company believes that its current cash and cash equivalents and available equipment financing facility will be sufficient to meet its anticipated cash needs for working capital and capital expenditure requirements through at least the end of 1999.

     In May 1999 the Company completed a $14.3 million private placement of 2,499,000 new unregistered shares of its common stock to a group of investors. During the six months ended June 30, 1999 the Company entered into a total of $1.5 million of equipment lines of credit with draw-downs payable over 36 to 42 months at interest rates of 14% to 16%.

     Cash used in operating activities amounted to $3.8 million in the six months ended June 30, 1999, as compared to $1.9 million in the first six months of 1998. Cash used for the purchase of equipment, mainly used to improve and expand the NetMoves network, amounted to $1.0 million in the first six months of both 1999 and 1998. Cash used to purchase intangible assets, including the U.S. fax customer base of UNIFI Communications in 1999, amounted to $1.9 million and $0.2 million in the first six months of 1999 and 1998 respectively.

     The Company has committed to minimum monthly usage levels with its primary telecommunications carriers amounting to, exclusive of usage discounts, $0.5 million per month through January 2001.

     To the extent that funds expected to be generated from the Company's operations are insufficient to meet current or planned operating requirements, we will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and from other sources. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. If adequate funds are not available, we may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that we would otherwise seek to develop ourselves. In addition, in the event that we obtain any additional funding, such financings may have a dilutive effect on the holders of our securities.

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

     STATE OF READINESS. We have conducted a study of the Year 2000 readiness of our information technology systems, including our computing and networking systems, and our non-information technology systems. Our study consisted of:

     o INVENTORY AND ASSESSMENT - conducting an inventory and review of NetMoves software, third-party software and hardware, and telecommunications and Internet service providers; contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of the our NetMoves for internet suite of services and the NetMoves Connector; contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our NetMoves for internet suite of services and the NetMoves Connector

     o REVIEW - conducting a review of NetMoves' application and product software code to determine Year 2000 compliance; assessment of repair or replacement requirements

     o CORRECTION AND TESTING - implementing code modifications and complete system re-testing where necessary; modification, upgrade, repair or replacement of all non-compliant systems

     We have completed a test of our information technology systems to verify the results of our study and have remedied certain minor discrepancies that were discovered. We have been informed by many of our vendors of material hardware and software components of our information technology systems that the products that we use are currently Year 2000 compliant. The computing systems that provide application layer services (i.e., NetMoves customer services) within the NetMoves network are based upon some variant of the Unix operating system, which adequately represents dates beyond the year 2000. Many of the computing systems that support the internal operations of our business have the similar capacity to represent dates beyond the year 2000. In addition, for all of our internal accounting applications, we have purchased new accounting system software that the manufacturer specifies as Year 2000 compliant. We have also required vendors of our other material hardware and software components of our information technology systems to provide assurances of their Year 2000 compliance. We will also seek assurances of Year 2000 compliance from providers of our material non-information technology systems.

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

     RISKS. We are not currently aware of any Year 2000 compliance problems relating to the NetMoves for internet suite of services, the NetMoves Connector or our other information technology or non-information technology systems that would have a material adverse effect on our business, financial condition and results of operations, without taking into account our efforts to avoid or fix such problems. There can be no assurance that our software contains all necessary date code changes or that all problems can be identified by our study and subsequent testing. Compliance with Year 2000 requirements may disrupt our ability to continue developing and marketing fax transmission products and services. The failure to adequately address Year 2000 compliance issues in our products and services, and in our information technology and non-information technology systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend. In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering services to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

     CONTINGENCY PLAN. As discussed above, we intend to conduct further tests of our Year 2000 compliance to confirm the results of our study, including frequent re-testing of the integrity of the NetMoves network, and have not yet developed any contingency plans. The results of our tests and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans.

     FORWARD-LOOKING STATEMENTS. The foregoing Year 2000 discussion and the information contained herein is provided as a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (Public Law 105-271, 112 Stat. 2386) enacted on October 19, 1998 and contains "forward-looking statements" within the meaning of the Private Securities Litigation reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which NetMoves expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially form those anticipated. Specific factors that might cause such material difference include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 testing, adequate resolution of Year 2000 issues by governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers, and vendors of NetMoves, unanticipated system costs, the adequacy of and ability to implement contingency plans and uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and NetMoves undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Governmental agencies, businesses and other third parties who are outsourcing service providers, suppliers, and vendors of NetMoves, unanticipated system costs, the adequacy of and ability to implement contingency plans and uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and NetMoves undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES AND EXPECT FUTURE LOSSES.

     From our inception in 1989 through the quarter ended June 30, 1999, we have experienced significant net losses. We incurred a net loss of $4.8 million for the most recent six-month period and net losses of $7.5 million in the year ended December 31, 1996, $7.1 million in the year ended December 31, 1997 and $8.1 million in the year ended December 31, 1998. We currently anticipate that we will have additional net losses as we attempt to expand our business and we may not have positive operating or net income in the future. As of June 30, 1999, we had an accumulated deficit of $45.1 million.

     Since inception, we have incurred substantial costs to develop and enhance our technology and to create, introduce and enhance our service and product offerings. We intend to continue these efforts and, in addition, to increase our marketing spending. In early 1999, we announced a new marketing campaign that will involve significant expenditures by us, including hiring an outside advertising agency. In June 1999 the Company announced another sales and marketing campaign which would also involve significant expenditures. As a result of these expenditures, we expect to continue to experience operating losses. There can be no assurance that these expenditures will result in any increase in revenues.

WE HAVE MANY COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST THEM.

     The market for fax transmission services is intensely competitive and the industry is characterized by low barriers to entry. We expect that competition will intensify in the future. Our failure to compete successfully could have a material adverse affect on our business, financial condition and results of operations. We believe that our ability to compete successfully will depend upon a number of factors, including market presence, the capacity, reliability and security of our network infrastructure, the pricing policies of our competitors and suppliers, the timing of introductions of new services and service enhancements by us and our competitors, and industry and general economic trends.

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

GOVERNMENT REGULATIONS COULD INCREASE COMPETITION FOR OUR SERVICES.

     On August 7, 1997, the Federal Communications Commission issued new rules that may significantly reduce the cost of international calls originating in the United States. The five-year phase-in period began on January 1, 1998. To the extent that these new regulations are implemented and result in reductions in the cost of international calls originating in the United States, we will face increased competition for our international fax services which may have a material adverse effect on our business, financial condition or results of operations.

WE MAY NEED FUNDS WHICH MAY NOT BE AVAILABLE.

     Our cash requirements may vary materially from those now planned as a result of unforeseen changes that could consume a significant portion of our available resources before this time.

     If adequate funds are not available, we may be required to delay or to eliminate certain expenditures or to license to third parties the rights to commercialize technologies that we would otherwise seek to develop ourselves. To the extent that funds expected to be generated from our operations are insufficient to meet current or planned operating requirements, we will seek to obtain additional funds through bank facilities, equity or debt financing, collaborative or other arrangements with corporate partners and from other sources. Additional funding may not be available when needed or on terms acceptable to us, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if we obtain any additional funding, these financings may have a dilutive effect on the holders of our securities.

UNAUTHORIZED USE OF OUR INTELLECTUAL PROPERTY BY THIRD PARTIES MAY DAMAGE OUR BRAND.

     We regard our copyrights, service marks, trademarks, trade secrets and other intellectual property as critical to our success. Unauthorized use of our intellectual property by third parties may damage our brand and our reputation. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property rights. We were granted patents related to our NetMoves Connector and our "e-mail Stamps" security technology incorporated into our fax mailer service. Despite our precautions, it may be possible for third parties to obtain and use our intellectual property without authorization. Furthermore, the validity, enforceability and scope of protection of intellectual property in Internet-related industries is uncertain and still evolving. The laws of some foreign countries are uncertain or do not protect intellectual property rights to the same extent as the laws of the United States.

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

WE ARE DEPENDENT ON THE RELIABILITY AND EXPANSION OF OUR NETWORK INFRASTRUCTURE.

     Our future success will depend in part upon the capacity, reliability and security of our network infrastructure and in part upon our ability to expand the deployment of an international network of Internet-capable fax nodes. We must continue to expand and adapt our network infrastructure as the number of customers and the volume of traffic they wish to transmit increases. The expansion and adaptation of our network infrastructure will require substantial financial, operational and management resources.

     There can be no assurance that we will be able to expand or adapt our network infrastructure to meet any additional demand or to deploy additional contemplated Internet-capable fax nodes on a timely basis, at a commercially reasonable cost, or at all. Any failure to expand our network or Internet-capable fax infrastructures or to adapt them to changing customer requirements or evolving industry standards on a timely basis would have a material adverse effect on our business, financial condition and results of operations.

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

WE ARE DEPENDENT UPON OUR CURRENT SUPPLIERS, AND MAY NOT BE ABLE TO OBTAIN SOME PRODUCTS OR SERVICES FROM OTHER SUPPLIERS.

     We rely on third parties to supply key components of our network infrastructure, including long distance telecommunications services and telecommunications node equipment, many of which are available only from sole or limited sources. MCI WorldCom is our primary provider of long distance telecommunications services. We have from time-to-time experienced partial interruptions of service from our telecommunications carriers which have temporarily prevented customers in limited geographical areas from reaching the NetMoves network. There can be no assurance that we will not experience partial or complete service interruptions in the future. There can be no assurance that MCI WorldCom and our other telecommunications providers will continue to provide long distance services to us at attractive rates, or at all, or that we will be able to obtain these services in the future from these or other long distance providers on the scale and within the time frames we require. Any failure to obtain these services on a timely basis at an affordable cost, or any significant delays or interruptions of service from these carriers, would have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY EXPERIENCE DEVELOPMENT DELAYS OR HAVE SOFTWARE DEFECTS WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     Software-based services and equipment, such as our NetMoves for Internet suite of services and the NetMoves Connector, may contain undetected errors or failures when introduced or when new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in this software or other releases after commencement of commercial shipments, or that we will not experience development delays, resulting in delays in the shipment of software and a loss of or delay in market acceptance, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     In 1998, we derived approximately $5.9 million or 27.9% of our total revenues from customers outside of the United States and for the first six months of 1999 we derived approximately $3.4 million, or 30.5% of our total revenues from customers outside of the United States. We expect that these revenues will represent an increasing percentage of our total revenues in the future. Risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that these factors will not have a material adverse effect on our future international revenues and, consequently, on our business, financial condition and results of operations.

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

     We have conducted a study of the Year 2000 readiness of our information technology systems, including our computing and networking systems, and our non-information technology systems and believe that they are currently Year 2000 compliant. Additionally, we have been informed by many of our vendors of material hardware and software components of our information technology systems that the products that we use are currently Year 2000 compliant. Despite our efforts, there can be no assurance that our software contains all necessary date code changes or that all Year 2000 problems were identified by our study and subsequent testing. Compliance with Year 2000 requirements may disrupt our ability to continue developing and marketing fax transmission products and services. The failure to adequately address Year 2000 compliance issues in our products and services, and in our information technology and non-information technology systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

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


RISKS RELATED TO OUR INDUSTRY

OUR FUTURE GROWTH DEPENDS UPON AN INCREASE IN THE USE OF THE INTERNET AS A MEDIUM FOR FAX TRANSMISSIONS.

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

IF WE DO NOT KEEP PACE WITH TECHNOLOGICAL CHANGES, OUR SERVICES MAY BECOME OBSOLETE AND OUR BUSINESS WILL SUFFER.

     The telecommunications industry in general, and the fax transmission business in particular, are characterized by rapid and continuous technological change. Future technological advances in the telecommunications industry may result in the availability of new services or products that could compete with the fax transmission services we provide or reduce the cost of existing products or services, any of which could enable our existing or potential customers to fulfill their fax communications needs more cost efficiently. There can be no assurance that we will be successful in developing and introducing new services that meet changing customer needs and respond to technological changes or evolving industry standards in a timely manner, if at all, or that services or technologies developed by others will not render our services noncompetitive. Our inability to respond to changing market conditions, technological developments, evolving industry standards or changing customer requirements, or the development of competing technology or products that render our services noncompetitive would have a material adverse effect on our business, financial condition and results of operations.

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

WE MAY BE SUBJECT TO CLAIMS REGARDING FOREIGN LAWS AND REGULATIONS.

     In connection with the deployment of Internet-capable nodes in countries throughout the world, we are required to satisfy a variety of foreign regulatory requirements. While we intend to comply with these requirements on a country-by-country basis as the deployment of Internet-capable fax nodes continues, we cannot assure you we will be able to do so. The failure to satisfy these requirements may prevent us from installing Internet-capable fax nodes in these countries. Should we fail to deploy a number of these nodes, our business, operating results and financial condition could be materially and adversely affected.

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

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE THE PRICE OF OUR SHARES TO DECLINE AND AFFECT OUR ABILITY TO RAISE CAPITAL.

     The market price of our common stock could drop as a result of sales of substantial amounts of common stock in the public market or the perception that these sales could occur. Registration statements are in effect covering the sale of up to 5,208,677 shares of our common stock. A price drop may make it more difficult for us to raise the capital necessary to fund our future operations by selling common stock. As of August 9, 1999, without taking into account shares of common stock issued upon exercise of stock options, warrants or other rights to acquire common stock after this date, there were 16,461,490 shares of our common stock outstanding.

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

10.24 Common Stock Warrant between the Registrant and the Tail Wind Fund Ltd., dated December 28, 1998 (incorporated by reference to Exhibit
         10.2 to the Registrant's Registration Statement on Form S-3, Registration No. 333-70915)

10.25 Purchase Agreement, dated May 14, 1999, between the Registrant and the investors listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 18, 1999).

27.**    Financial Data Schedule.

*    Confidential treatment granted.
**   Filed herewith.

(b)      Reports on Form 8-K

Current Report on Form 8-K filed on May 18, 1999

Current Report on Form 8-K filed on June 3, 1999

         SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          NETMOVES CORPORATION
                          --------------------
                             (Registrant)



Date: August 12, 1999     /s/ Thomas F. Murawski
                          ----------------------------------------------
                          Thomas F. Murawski
                          Chief Executive Officer, President and Chairman of the
                          Board of Directors
                          (Principal Executive Officer)



Date: August 12, 1999     /s/ Peter S. Macaluso
                          ----------------------------------------------
                          Peter S. Macaluso
                          Chief Financial Officer
                          (Principal Financial and Accounting Officer),
                          Treasurer and Secretary