Form 10-Q
period 1999-09-30
NETMOVES CORP
filed 1999-11-12
CIK 1010677

                U.S. SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549


                               FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                  OR

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

                       399 THORNALL STREET
                      EDISON, NEW JERSEY 08837
        (Address of Principal Executive Office and Zip Code)

                         (732) 906-2000
        (Registrant's Telephone Number, Including Area Code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 10, 1999, there were 16,462,820 shares of the registrant's common stock outstanding.

                            NETMOVES CORPORATION

                    Index to September 30, 1999 Form 10-Q

------------------------------------------------------------------------------

                                                                                                    PAGE
                                          Part I - Financial Information
Item 1.         Financial Statements

                Condensed Balance Sheets - September 30, 1999 and December 31, 1998................    3

                Condensed Statements of Operations -Three and Nine Months Ended
                September 30, 1999 and 1998........................................................    4

                Condensed Statements of Cash Flows - Nine Months Ended
                September 30, 1999 and 1998........................................................    5

                Notes to Condensed Financial Statements............................................    6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations.........................................................................    9

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.........................   15

                                           Part II - Other Information

Item 1.         Legal Proceedings..................................................................   22

Item 2.         Changes in Securities..............................................................   22

Item 3.         Defaults upon Senior Securities....................................................   22

Item 4.         Submission of Matters to a Vote of Security Holders................................   22

Item 5.         Other Information..................................................................   22

Item 6.         Exhibits and Reports on Form 8-K...................................................   22

                Signatures.........................................................................   25

                            NETMOVES CORPORATION
                          CONDENSED BALANCE SHEETS
                               (UNAUDITED)

                                                                    September 30,       December 31,
                                                                        1999                1998
                                                                   ----------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $8,966,171         $5,260,450
  Accounts receivable, net of allowances of $238,648
   and $220,076 as of September 30, 1999
   and December 31, 1998, respectively                                   3,400,259          3,198,688
  Prepaid expenses and other current assets                                431,864            162,218
                                                                   ---------------    ---------------
Total current assets                                                    12,798,294          8,621,356

Property and equipment, net                                              6,100,299          5,487,221
Other assets, net                                                        2,189,668            379,148
                                                                   ---------------    ---------------
Total assets                                                           $21,088,261        $14,487,725
                                                                   ---------------    ---------------
                                                                   ---------------    ---------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $1,975,503         $1,153,688
  Accrued expenses and other liabilities                                 2,720,158          2,654,658
  Obligation under capital lease                                            62,973             95,804
  Current portion of notes payable                                       1,165,804            992,960
                                                                   ---------------    ---------------
Total current liabilities                                                5,924,438          4,897,110

Notes payable                                                            1,428,996          1,540,481
Obligation under capital lease                                             145,461
                                                                   ---------------    ---------------
Total liabilities                                                        7,498,895          6,437,591
                                                                   ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock,$0.01 par value;40,000,000 shares authorized;
        16,462,820 and 13,904,203 shares issued and outstanding
        as of September 30, 1999 and December 31, 1998,                    164,628            139,042
        respectively

  Additional paid-in capital                                            61,529,556         48,171,015
  Accumulated deficit                                                  (48,104,818)       (40,259,923)
                                                                   ---------------    ---------------
Total stockholders' equity                                              13,589,366          8,050,134
                                                                   ---------------    ---------------
                                                                   ---------------    ---------------
Total liabilities and stockholders' equity                             $21,088,261        $14,487,725
                                                                   ---------------    ---------------
                                                                   ---------------    ---------------

       The accompanying notes are an integral part of the condensed financial statements

                              NETMOVES CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three Months Ended                            Nine Months Ended
                                                       September 30,                                September 30,
                                                   1999              1998                       1999             1998
                                             ----------------  ---------------            ---------------  ---------------
Revenues                                           $5,905,565       $5,307,019                $17,135,143      $15,507,389

Cost of service                                     3,046,647        2,854,845                  8,982,980        8,121,692
                                             ----------------  ---------------            ---------------  ---------------

Gross margin                                        2,858,918        2,452,174                  8,152,163        7,385,697

Operating expenses:
Network operations and support                      1,321,767          930,540                  3,575,149        2,570,767
Research and development                              534,125          456,111                  1,526,404        1,582,447
Sales and marketing                                 2,320,617        1,755,210                  5,971,037        4,708,289
General and administrative                          1,128,024          766,200                  3,390,856        2,368,961
Depreciation and amortization                         590,405          394,379                  1,525,842        1,080,669
Patent litigation settlement                                         1,025,000                                   1,025,000
                                             ----------------  ---------------            ---------------  ---------------

Operating loss                                     (3,036,020)      (2,875,266)                (7,837,125)      (5,950,436)

Interest expense, net                                  (1,968)          (3,108)                   (96,978)         (78,008)
Other income                                           33,759           18,846                     89,208           77,829
                                             ----------------  ---------------            ---------------  ---------------

Net loss                                          ($3,004,229)     ($2,859,528)               ($7,844,895)     ($5,950,615)
                                             ----------------  ---------------            ---------------  ---------------
                                             ----------------  ---------------            ---------------  ---------------

Net loss per common and
  equivalent share                                     ($0.18)          ($0.23)                    ($0.52)          ($0.52)
                                             ----------------  ---------------            ---------------  ---------------
                                             ----------------  ---------------            ---------------  ---------------

Shares used in computing  net loss
  per common and
  equivalent share                                 16,461,924       12,483,884                 15,206,767       11,377,178
                                             ----------------  ---------------            ---------------  ---------------
                                             ----------------  ---------------            ---------------  ---------------

       The accompanying notes are an integral part of the condensed financial statements

                             NETMOVES CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                        1999                1998
                                                                   ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             ($7,844,895)       ($5,950,615)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization expense                               1,525,842          1,080,669
     Patent litigation settlement                                                           1,000,000
     Other adjustments                                                     794,650            118,282
  Changes in assets and liabilities:
     Accounts receivable                                                  (996,221)          (956,160)
     Accounts payable                                                      821,815            401,402
     Other, net                                                           (181,869)           (19,056)
                                                                   ---------------    ---------------
         Net cash used in operating activities                          (5,880,678)        (4,325,478)
                                                                   ---------------    ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment, net                             (1,706,027)        (1,480,570)
    Purchase of intangibles                                             (2,050,633)          (284,167)
                                                                   ---------------    ---------------
         Net cash used in investing activities                          (3,756,660)        (1,764,737)
                                                                   ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments of notes payable and capital lease
       obligation                                                       (1,040,541)          (569,053)
    Borrowings under equipment lines of credit                             999,485            688,697
    Proceeds from issuance of common stock and exercise of stock
        options and warrants, net                                       13,384,115          7,023,627
                                                                   ---------------    ---------------
        Net cash provided by financing activities                       13,343,059          7,143,271
                                                                   ---------------    ---------------

NET INCREASE                                                             3,705,721          1,053,056
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                      5,260,450          3,680,185
                                                                   ---------------    ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $8,966,171         $4,733,241
                                                                   ---------------    ---------------
                                                                   ---------------    ---------------

Supplemental disclosure of non-cash investing activities:

     Issuance of common stock pursuant to patent litigation
         settlement                                                              0         $1,000,000
                                                                   ---------------    ---------------
                                                                   ---------------    ---------------
    Acquisition of network equipment under capital lease                  $215,057                  0
                                                                   ---------------    ---------------
                                                                   ---------------    ---------------

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

         The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine month periods ended September 30, 1999 and 1998. The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

2.       UNIFI ACQUISITION

         In May 1999 the Company purchased the U.S. fax customer base of UNIFI Communications for $1.5 million. The purchase price net of transaction expenses is classified as Other Assets and is being amortized over forty-eight months.

3.       PATENT LITIGATION SETTLEMENT

         On September 22, 1998 the Company settled all outstanding litigation with AudioFAX IP,L.L.P. ("AudioFAX") to avoid the expense and disruption of protracted litigation.

         In 1997 the Company had filed a lawsuit against AudioFAX seeking declaratory relief that NetMoves services did not infringe on any valid claims in certain AudioFAX's patents relating to store-and-forward technology or that certain claims of the AudioFAX patents are not valid. Immediately after the filing of NetMoves' complaint, AudioFAX filed a lawsuit against NetMoves alleging patent infringement. The terms of the settlement agreement required the Company to issue 275,000 shares of common stock to AudioFAX and to register such shares for resale in exchange for a fully paid-up license to the patents in the dispute. Although under certain circumstances the Company would have been required to issue additional shares or pay a certain amount of cash to AudioFAX, these requirements are no longer applicable.

         In the third quarter of 1998, the Company recorded a charge of $1,025,000 representing all costs associated with the settlement. No costs have been capitalized, as the Company could not determine the future economic benefit, if any, to the Company of the patent licenses acquired.

4.       LOSS PER SHARE

         Net loss per common and equivalent share for the three months ended September 30, 1999 and 1998 is based on the weighted average number of shares outstanding during the periods presented. Stock options outstanding of approximately 2,219,231 and 1,971,000 as of September 30, 1999 and 1998, respectively, have been excluded from the calculation of diluted earnings per share since their effect would be antidilutive.

5.       CONTINGENCIES

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

6.       STOCK ISSUANCE

         In May 1999 the Company completed a $14.3 million private placement of 2,499,000 new unregistered shares of its common stock to a group of investors. In accordance with the Stock Purchase Agreement for this transaction, the Company subsequently registered the securities for public sale.

7.       SEGMENT DISCLOSURE

         In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION". Although the services provided to its customers are the same in the U.S. and international markets, management views the two as separate businesses and measures the results for both to the gross margin level. The ubiquitous nature of the Company's network and its centralized operations in the U.S. prohibit the allocation of expenses beyond that level. Accordingly, segment Gross Margin for the three and nine months ended September 30, 1999 and 1998 and Assets for the Company as of September 30, 1999 and 1998 were as follows:


GROSS MARGIN                     THREE MONTHS ENDED SEPTEMBER 30, 1999                THREE MONTHS ENDED SEPTEMBER 30, 1998
                           ---------------------------------------------------  ---------------------------------------------------
                                U.S.         INTERNATIONAL         TOTAL             U.S.         INTERNATIONAL         TOTAL
                           ---------------- ----------------  ----------------  ---------------- ----------------- ----------------

    INTERNET FAX
    Revenues               $     3,578,918  $     1,485,709   $     5,064,627   $     2,294,819   $     1,556,321  $     3,851,140
    Cost of Service              1,767,525          884,438         2,651,963         1,091,799           969,462        2,061,261
                           ---------------- ----------------  ----------------    --------------    --------------   --------------
    Gross Margin                 1,811,393          601,271         2,412,664         1,203,020           586,859        1,789,879

    TELEPHONY FAX
    Revenues                       840,938                            840,938         1,455,879                          1,455,879
    Cost of Service                394,684                            394,684           793,584                            793,584
                           ----------------                   ----------------  ----------------                   ----------------
    Gross Margin                   446,254                            446,254           662,295                            662,295

    TOTAL
    Revenues                     4,419,856        1,485,709         5,905,565         3,750,698         1,556,321        5,307,019
    Cost of Service              2,162,209          884,438         3,046,647         1,885,383           969,462        2,854,845
                           ---------------- ----------------  ----------------    --------------    --------------   --------------
                           ---------------- ----------------  ----------------    --------------    --------------   --------------
    Gross Margin           $     2,257,647  $       601,271   $     2,858,918   $     1,865,315    $      586,859  $     2,452,174
                           ---------------- ----------------  ----------------    --------------    --------------   --------------
                           ---------------- ----------------  ----------------    --------------    --------------   --------------


GROSS MARGIN                      NINE MONTHS ENDED SEPTEMBER 30, 1999                 NINE MONTHS ENDED SEPTEMBER 30, 1998
                           ---------------------------------------------------  ---------------------------------------------------
                                U.S.         INTERNATIONAL         TOTAL             U.S.         INTERNATIONAL         TOTAL
                           ---------------- ----------------  ----------------  ---------------- ----------------- ----------------
    INTERNET FAX
    Revenues               $     9,233,306  $     4,914,619   $    14,147,925   $     6,525,996   $     4,070,965  $    10,596,961
    Cost of Service              4,516,549        2,980,103         7,496,652         3,174,022         2,168,326        5,342,348
                           ---------------- ----------------  ----------------    --------------    --------------   --------------
    Gross Margin                 4,716,757        1,934,516         6,651,273         3,351,974         1,902,639        5,254,613

    TELEPHONY FAX
    Revenues                     2,987,218                          2,987,218         4,910,428                          4,910,428
    Cost of Service              1,486,328                          1,486,328         2,779,344                          2,779,344
                           ----------------                   ----------------  ----------------                   ----------------
    Gross Margin                 1,500,890                          1,500,890         2,131,084                          2,131,084

    TOTAL
    Revenues                    12,220,524        4,914,619        17,135,143        11,436,424         4,070,965       15,507,389
    Cost of Service              6,002,877        2,980,103         8,982,980         5,953,366         2,168,326        8,121,692
                           ---------------- ----------------  ----------------    --------------    --------------   --------------
                           ---------------- ----------------  ----------------    --------------    --------------   --------------
    Gross Margin           $     6,217,647  $     1,934,516   $     8,152,163   $     5,483,058   $     1,902,639  $     7,385,697
                           ---------------- ----------------  ----------------    --------------    --------------   --------------
                           ---------------- ----------------  ----------------    --------------    --------------   --------------


ASSETS                                     SEPTEMBER 30, 1999                                   SEPTEMBER 30, 1998
                           ---------------------------------------------------  ---------------------------------------------------
                                U.S.         INTERNATIONAL         TOTAL             U.S.         INTERNATIONAL         TOTAL
                           ---------------- ----------------  ----------------  ---------------- ----------------- ----------------
    Cash and Cash
      Equivalents          $     8,966,171                    $     8,966,171   $     4,733,241                    $     4,733,241
    Accounts Receivable,
      net                        2,399,474  $     1,000,785         3,400,259         1,924,399   $     1,168,480        3,092,879
    Property & Equipment,
      net                        5,436,549          663,750         6,100,299         3,716,185           926,270        4,642,455
                                                              ----------------                                     ----------------
                           ---------------- ----------------                    ---------------- -----------------
                           ---------------- ----------------                    ---------------- -----------------
    Sub-total              $    16,802,194  $     1,664,535        18,466,729   $    10,373,825   $     2,094,750       12,468,575
                           ---------------- ----------------                    ---------------- -----------------
                           ---------------- ----------------                    ---------------- -----------------
    Other unallocated amounts                                       2,621,532                                              511,872
                                                              ----------------                                     ----------------
                                                              ----------------                                     ----------------
    Total Assets                                              $    21,088,261                                       $   12,980,447
                                                              ----------------                                     ----------------
                                                              ----------------                                     ----------------

8.       NAME CHANGE

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

OVERVIEW

         NetMoves Corporation, (the "Company") designs, develops and markets a variety of business-to-business Internet messaging solutions, including computer-to-fax, fax-to-fax, fax-to-email, enhanced fax and broadcast fax services. The Company has developed proprietary software which enables its customers to specify whether a fax transmission will be delivered through NetMoves' real-time, "virtual real-time (Internet Fax)" or broadcast services. This software, coupled with NetMoves' fax-only network of three interconnected switching nodes in the United States and Internet-capable fax nodes located in nineteen countries as of September 30, 1999, automatically delivers each outgoing transmission through the route that provides the lowest cost and the highest transmission quality available on the NetMoves network. Pre-negotiated volume-based arrangements with several telephony common carriers, the major carrier being MCI WorldCom, and the cost savings available for transmission through the Internet enable NetMoves to transmit its customers' documents and images to fax machines worldwide at rates that are below the international rates charged by long distance voice carriers. While NetMoves generates cost savings for customers transmitting faxes to international destinations, many NetMoves customers use the Company's services for ease of use and productivity improvements, rather than cost savings.

         The Company has deployed Internet-capable fax nodes in nineteen key international telecommunications markets to enable it to migrate a portion of its customer traffic off of its telephony-based network and to route it over the Internet. This global Internet backbone, which seamlessly integrates with NetMoves' telephony-based network, enables the Company to bypass long distance common carriers for transmissions originating and terminating in countries where such nodes have been deployed, thereby further reducing its customers' international transmission costs. NetMoves believes that the combination of its telephony-based network and its growing Internet-based network will enable it to emerge as a leading supplier of comprehensive, convenient, low-cost global faxing services.

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

                                                Three Months Ended                Nine Months Ended
                                                   September 30,                     September 30,
                                               1999             1998             1999             1998
                                               ----             ----             ----             ----
Percentage of Revenues:
Revenues                                       100.0   %        100.0   %        100.0  %         100.0  %
Cost of service                                 51.6             53.8             52.4             52.4
                                                ----             ----             ----             ----
Gross margin                                    48.4             46.2             47.6             47.6
                                                ----             ----             ----             ----
Operating expenses
    Network operations and support              22.4             17.5             20.9             16.6
    Research and development                     9.0              8.6              8.9             10.2
    Sales and marketing                         39.3             33.1             34.8             30.4
    General and administrative                  19.1             14.4             19.8             15.3
    Depreciation and  amortization              10.0              7.4              8.9              7.0
    Patent litigation settlement                   0             19.3                0              6.6
                                                   -             ----                -              ---
         Total operating expenses               99.8            100.3             93.3             86.1
                                                ----            -----             ----             ----
Operating loss                                 (51.4)           (54.1)           (45.7)           (38.5)
                                               ------           ------           ------           ------
Interest expense, net                              0                0             (0.6)            (0.5)
Other income                                     0.5              0.2              0.5              0.5
                                                 ---                               ---              ---
Loss before income taxes                       (50.9)           (53.9)           (45.8)           (38.5)
Provision for income taxes                      ----             ----             ----             ----
Net loss                                       (50.9)  %        (53.9)  %        (45.8) %         (38.5) %
                                                ----             ----             ----             ----
                                                ----             ----             ----             ----

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES. Revenues, which consist primarily of customer usage charges, grew 11.3% to $5.9 million in the three months ended September 30, 1999 from $5.3 million in the three months ended September 30, 1998 as a result of a 32% increase in total Internet Fax revenues which account for 86% of total Company revenues offset by a 42% decrease in Telephony Fax revenues which only comprise 14% of total Company revenues. All of the company's current sales and marketing programs are related to the sale of Internet Fax services and more specifically to computer-originated Internet Fax services which amounted to $3.4 million for the three months ended September 30, 1999, representing a 29% increase over the same service revenues for the three months ended September 30, 1998. Internet Fax revenues for the U.S. business segment increased $1.3 million or 56% to $3.6 million in the 1999 third quarter. Due to lower non-recurring license fees and lower usage billing rates, the international business segment decreased by less than $0.1 million or 5% to $1.5 million in the 1999 period in comparison to the same period in 1998.

 COST OF SERVICE. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual fax volume. Cost of service increased as a result of the increase in fax volume for the period but decreased as a percentage of revenues in the three months ended September 30, 1999 to 51.6% from 53.8% in the three months ended September 30, 1998. The decreased percentage is attributable to reduced carrier rates and operating efficiencies.

NETWORK OPERATIONS AND SUPPORT. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $1.3 million for the three month period ended September 30, 1999 in comparison to $0.9 million in the three months ended September 30, 1998 as a result of hiring additional personnel to support the Company's expanding customer base on a 7 days per week / 24-hour per day basis. As a percentage of revenues, these expenses increased to 22.4% in the 1999 period from 17.5% of revenues in the 1998 period.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel largely for the continuing development efforts for enhancements to the Company's Internet Fax services. Research and development expenses were approximately $0.5 million for the three months ended September 30, 1999 and 1998. These expenses increased to 9.0% of revenues in the three months ended September 30, 1999 from 8.6% of revenues in the three months ended September 30, 1998.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, and agent and dealer commissions. Sales and marketing expenses increased to $2.3 million for the three months ended September 30, 1999 in comparison to $1.8 million in the three months ended September 30, 1998. As a percentage of revenues, these costs increased to 39.3% from 33.1% for the 1999 and 1998 periods, respectively. The higher costs in the third quarter of 1999 as compared to the same period in 1998 relate to additional expenses to support the Company's previously announced strategy to accelerate growth of computer-originated Internet faxing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses amounted to $1.1 million in the three months ended September 30, 1999 as compared to $0.8 million in the three months ended September 30, 1998. As a percentage of revenues, these expenses increased to 19.1% in the three months ended September 30, 1999 from 14.4% in the three months ended September 30, 1998. The increase in general and administrative expenses result from personnel increases and additional accounts receivable allowances to support the increased customer base and revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization amounted to $0.6 million or 10.0% of revenues in the three months ended September 30, 1999 and $0.4 million or 7.4% of revenues in the three months ended September 30, 1998. The increase in Depreciation and amortization expense relates to an increase in the depreciable base of Fixed Assets and amortization charges related to the UNIFI acquisition in 1999.

PATENT LITIGATION SETTLEMENT. During the quarter ended September 30, 1998 the Company agreed to the settlement of all outstanding patent litigation with AudioFAX. The charge in the 1998 quarter represents the cost of the license fee paid by the Company for the license of certain AudioFAX patents.

PROVISION FOR INCOME TAXES. The Company had losses for income tax purposes for the three months ended September 30, 1999 and 1998. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses have been offset by a valuation allowance for deferred tax assets.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

REVENUES. Revenues, which consist primarily of customer usage charges, grew 10.5% to $17.1 million in the nine months ended September 30, 1999 from $15.5 million in the nine months ended September 30, 1998 as a result of a 34% increase in total Internet Fax revenues which account for 83% of total Company revenues offset by a 39% decrease in Telephony Fax revenues which only comprise 17% of total Company revenues. All of the company's current sales and marketing programs are related to the sale of Internet Fax services and more specifically to computer-originated Internet Fax services which amounted to $6.4 million for the nine months ended September 30, 1999, representing a 62% increase over the same service revenues for the nine months ended September 30, 1998. Internet Fax revenues for the U.S. business segment increased $2.7 million or 41% to $9.2 million in the first three quarters of 1999 and the international business segment increased $0.8 million or 21% to $4.9 million in the 1999 period in comparison to the same period in 1998.

COST OF SERVICE. Cost of service consists of local access charges, leased network backbone circuit costs and long distance domestic and international termination charges. These are primarily variable costs based on actual fax volume. Cost of service increased as a result of the increase in fax volume for the period but as a percentage of revenues, remained the same for both periods at 52.4%.

NETWORK OPERATIONS AND SUPPORT. Network operations and support costs consist primarily of the expenses of operating and expanding the network infrastructure, monitoring network traffic and quality of service and providing customer support in service installations, fax deliveries and message reporting and billing. Network operations and support costs increased to $3.6 million for the nine month period ended September 30, 1999 in comparison to $2.6 million in the nine months ended September 30, 1998 as a result of hiring additional personnel to support the Company's expanding customer base on a 7 days per week / 24-hour per day basis. As a percentage of revenues, these expenses increased to 20.9% in the 1999 period from 16.6% of revenues in the 1998 period.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and consulting fees paid to software engineers and development personnel largely for the continuing development efforts for enhancements to the Company's Internet Fax services. Research and development expenses decreased to $1.5 million for the nine month period ended September 30, 1999 in comparison to $1.6 million in the nine months ended September 30, 1998, however, as a result of higher revenues in 1999 these expenses decreased to 8.9% of revenues in the nine months ended September 30, 1999 from 10.2% of revenues in the nine months ended September 30, 1998.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing staffs, promotional material preparation and mailing costs, and agent and dealer commissions. Sales and marketing expenses increased to $6.0 million for the nine months ended September 30, 1999 in comparison to $4.7 million in the nine months ended September 30, 1998. As a percentage of revenues, these costs increased to 34.8% from 30.4% for the 1999 and 1998 periods, respectively. The higher costs in 1999 as compared to the same period in 1998 relate to additional expenses to support the Company's previously announced strategy to accelerate growth of computer-originated Internet faxing.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of expenses associated with the Company's management, accounting, finance, billing and administrative functions. General and administrative expenses amounted to $3.4 million in the nine months ended September 30, 1999 as compared to $2.4 million in the nine months ended September 30, 1998. As a percentage of revenues, these expenses increased to 19.8% in the nine months ended September 30, 1999 from 15.3% in the nine months ended September 30, 1998. The increase in general and administrative expenses result from personnel increases and additional accounts receivable allowances to support the increased customer base and revenues.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization amounted to $1.5 million or 8.9% of revenues in the nine months ended September 30, 1999 and $1.0 million or 7.0% of revenues in the nine months ended September 30, 1998. The increase in Depreciation and amortization expense relates to an increase in the depreciable base of Fixed Assets and amortization charges related to the UNIFI acquisition in 1999.

PATENT LITIGATION SETTLEMENT. During the quarter ended September 30, 1998 the Company agreed to the settlement of all outstanding patent litigation with AudioFAX. The charge in the 1998 quarter represents the cost of the license fee paid by the Company for the license of certain AudioFAX patents.

PROVISION FOR INCOME TAXES. The Company had losses for income tax purposes for the nine months ended September 30, 1999 and 1998. Accordingly, there was no provision or credit for income taxes for those periods. Any income tax benefits at the Company's expected effective tax rate for these losses have been offset by a valuation allowance for deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of liquidity at September 30, 1999 included cash and cash equivalents of $9.0 million and $0.3 million available under equipment lines of credit. The Company believes that its current cash and cash equivalents and available equipment financing facility will be sufficient to meet its anticipated cash needs for working capital and capital expenditure requirements through at least September 2000.

     In May 1999 the Company completed a $14.3 million private placement of 2,499,000 new unregistered shares of its common stock to a group of investors. During the nine months ended September 30, 1999 the Company entered into a total of $1.5 million of equipment lines of credit with draw-downs payable over 36 to 42 months at interest rates of 14% to 16%.

     Cash used in operating activities amounted to $5.9 million in the nine months ended September 30, 1999, as compared to $4.3 million in the first nine months of 1998. Cash used for the purchase of equipment, mainly used to improve and expand the NetMoves network, amounted to $1.7 million in the first nine months of both 1999 and 1998. Cash used to purchase intangible assets, including the U.S. fax customer base of UNIFI Communications in 1999, amounted to $2.0 million and $0.3 million in the first nine months of 1999 and 1998 respectively. The Company has committed to minimum monthly usage levels with its primary telecommunications carrier amounting to, exclusive of usage discounts, $0.5 million per month through January 2001.

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

     STATE OF READINESS. We have conducted a study of the Year 2000 readiness of our information technology systems, including our computing and networking systems, and our non-information technology systems. Our study consisted of:

     - INVENTORY AND ASSESSMENT - conducting an inventory and review of NetMoves software, third-party software and hardware, and telecommunications and Internet service providers; contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of the our NetMoves for internet suite of services and the NetMoves Connector; contacting third-party vendors and licensors of material hardware, software and services that are both directly and indirectly related to the delivery of our NetMoves for internet suite of services and the NetMoves Connector

     - REVIEW - conducting a review of NetMoves' application and product software code to determine Year 2000 compliance; assessment of repair or replacement requirements

     - CORRECTION AND TESTING - implementing code modifications and complete system re-testing where necessary; modification, upgrade, repair or replacement of all non-compliant systems

    We have completed a test of our information technology systems to verify the results of our study and have remedied certain minor discrepancies that were discovered. We have been informed by many of our vendors of material hardware and software components of our information technology systems that the products that we use are currently Year 2000 compliant. The computing systems that provide application layer services (i.e., NetMoves customer services) within the NetMoves network are based upon some variant of the Unix operating system, which adequately represents dates beyond the year 2000. Many of the computing systems that support the internal operations of our business have the similar capacity to represent dates beyond the year 2000. In addition, for all of our internal accounting applications, we have purchased new accounting system software that the manufacturer specifies as Year 2000 compliant. We have also required vendors of our other material hardware and software components of our information technology systems to provide assurances of their Year 2000 compliance. We will also seek assurances of Year 2000 compliance from providers of our material non-information technology systems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF NET LOSSES AND EXPECT FUTURE LOSSES.

     From our inception in 1989 through the quarter ended September 30, 1999, we have experienced significant net losses. We incurred a net loss of $7.8 million for the most recent nine-month period and net losses of $7.5 million in the year ended December 31, 1996, $7.1 million in the year ended December 31, 1997 and $8.1 million in the year ended December 31, 1998. We currently anticipate that we will have additional net losses as we attempt to expand our business and we may not have positive operating or net income in the future. As of September 30, 1999, we had an accumulated deficit of $48.3 million.

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

WE FACE RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS WHICH COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     In 1998, we derived approximately $5.9 million or 27.9% of our total revenues from customers outside of the United States and for the first nine months of 1999 we derived approximately $4.9 million, or 28.7% of our total revenues from customers outside of the United States. We expect that these revenues will represent an increasing percentage of our total revenues in the future. Risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign markets, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that these factors will not have a material adverse effect on our future international revenues and, consequently, on our business, financial condition and results of operations.

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

IF WE ARE UNABLE TO SUCCESSFULLY TAKE STRATEGIC ACTION, OUR STOCK PRICE COULD DECLINE.

     In October 1999, the Company engaged Lehman Brothers to assist in exploring strategic alternatives to enhance stockholder value. If we are unable to successfully take strategic action, our stock price could decline.

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

FUTURE SALES OF OUR COMMON STOCK COULD CAUSE THE PRICE OF OUR SHARES TO DECLINE AND AFFECT OUR ABILITY TO RAISE CAPITAL.

     The market price of our common stock could drop as a result of sales of substantial amounts of common stock in the public market or the perception that these sales could occur. Registration statements are in effect covering the sale of up to 5,208,677 shares of our common stock. A price drop may make it more difficult for us to raise the capital necessary to fund our future operations by selling common stock. As of November 10, 1999, without taking into account shares of common stock issued upon exercise of stock options, warrants or other rights to acquire common stock after this date, there were 16,462,820 shares of our common stock outstanding.

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

27.**      Financial Data Schedule.

-------------
*    Confidential treatment granted.
**   Filed herewith.

(b)      Reports on Form 8-K

No reports on Form 8-K

           SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NETMOVES CORPORATION
                                      ---------------------------
                                         (Registrant)



Date: November 12, 1999               /S/ THOMAS F. MURAWSKI
                                      ---------------------------------------
                                      Thomas F. Murawski
                                      Chief Executive Officer, President and
                                        Chairman of the Board of Directors
                                      (Principal Executive Officer)



Date: November 12, 1999               /S/ PETER S. MACALUSO
                                      -------------------------------------
                                      Peter S. Macaluso
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer),
                                      Treasurer and Secretary